Form 10-Q
period 2025-03-31
WELLTOWER INC.
filed 2025-04-29
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of April 25, 2025, Welltower Inc. had 653,951,575 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	March 31, 2025 (Unaudited)	December 31, 2024 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$5,552,719	$5,271,418
Buildings and improvements	44,793,835	42,207,735
Acquired lease intangibles	2,688,181	2,548,766
Real property held for sale, net of accumulated depreciation	95,667	51,866
Construction in progress	1,045,160	1,219,720
Less accumulated depreciation and amortization	(11,092,885)	(10,626,263)
Net real property owned	43,082,677	40,673,242
Right of use assets, net	1,230,343	1,201,131
Investments in sales-type leases, net	—	172,260
Real estate loans receivable, net of credit allowance	1,772,708	1,805,044
Net real estate investments	46,085,728	43,851,677
Other assets:
Investments in unconsolidated entities	1,787,398	1,768,772
Cash and cash equivalents	3,501,851	3,506,586
Restricted cash	108,434	204,871
Receivables and other assets	1,810,203	1,712,402
Total other assets	7,207,886	7,192,631
Total assets	$53,293,614	$51,044,308

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	13,219,202	13,162,102
Secured debt	2,504,655	2,338,155
Lease liabilities	1,285,727	1,258,099
Accrued expenses and other liabilities	1,702,053	1,713,366
Total liabilities	18,711,637	18,471,722
Redeemable noncontrolling interests	277,461	256,220
Equity:
Common stock	652,088	637,002
Capital in excess of par value	42,030,903	40,016,503
Treasury stock	(20,172)	(114,176)
Cumulative net income	10,354,681	10,096,724
Cumulative dividends	(18,751,105)	(18,320,064)
Accumulated other comprehensive income (loss)	(309,636)	(359,781)
Total Welltower Inc. stockholders' equity	33,956,759	31,956,208
Noncontrolling interests	347,757	360,158
Total equity	34,304,516	32,316,366
Total liabilities and equity	$53,293,614	$51,044,308
Note: The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Resident fees and services	$1,864,530	$1,360,274
Rental income	461,567	417,652
Interest income	62,490	52,664
Other income	34,500	29,151
Total revenues	2,423,087	1,859,741

Expenses:
Property operating expenses	1,462,390	1,096,913
Depreciation and amortization	485,869	365,863
Interest expense	144,962	147,318
General and administrative expenses	63,758	53,318
Loss (gain) on derivatives and financial instruments, net	(3,210)	(3,054)
Loss (gain) on extinguishment of debt, net	6,156	6
Provision for loan losses, net	(2,007)	1,014
Impairment of assets	52,402	43,331
Other expenses	14,060	14,131
Total expenses	2,224,380	1,718,840

Income (loss) from continuing operations before income taxes and other items	198,707	140,901
Income tax (expense) benefit	5,519	(6,191)
Income (loss) from unconsolidated entities	1,263	(7,783)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	51,777	4,707
Income (loss) from continuing operations	257,266	131,634

Net income (loss)	257,266	131,634
Less: Net income (loss) attributable to noncontrolling interests(1)	(691)	4,488
Net income (loss) attributable to common stockholders	$257,957	$127,146

Weighted average number of common shares outstanding:
Basic	643,393	574,049
Diluted	653,795	577,530

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.40	$0.23
Net income (loss) attributable to common stockholders	$0.40	$0.22

Diluted:
Income (loss) from continuing operations	$0.39	$0.23
Net income (loss) attributable to common stockholders(2)	$0.40	$0.22

Dividends declared and paid per common share	$0.67	$0.61
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$257,266	$131,634

Other comprehensive income (loss):
Foreign currency translation gain (loss)	168,537	(85,830)
Derivative and financial instruments designated as hedges gain (loss)	(118,291)	60,615
Total other comprehensive income (loss)	50,246	(25,215)

Total comprehensive income (loss)	307,512	106,419
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(629)	(3,050)
Total comprehensive income (loss) attributable to common stockholders	$308,141	$109,469

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended March 31, 2025
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2025	$637,002	$40,016,503	$(114,176)	$10,096,724	$(18,320,064)	$(359,781)	$360,158	$32,316,366
Comprehensive income:
Net income (loss)				257,957			(1,789)	256,168
Other comprehensive income (loss)						50,145	(53)	50,092
Total comprehensive income								306,260
Net change in noncontrolling interests		(156,107)					26,379	(129,728)
Adjustment to members' interest from change in ownership in Welltower OP		(31,806)					31,806	—
Redemption of OP Units and DownREIT Units	554	68,190					(68,744)	—
Amounts related to stock incentive plans, net of forfeitures	128	16,637	(5,331)					11,434
Net proceeds from issuance of common stock	14,404	2,117,486	99,335					2,231,225
Common stock dividends paid					(431,041)			(431,041)
Balances at March 31, 2025	$652,088	$42,030,903	$(20,172)	$10,354,681	$(18,751,105)	$(309,636)	$347,757	$34,304,516

	Three Months Ended March 31, 2024
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2024	$565,894	$32,741,949	$(111,578)	$9,145,044	$(16,773,773)	$(163,160)	$676,746	$26,081,122
Comprehensive income:
Net income (loss)				127,146			4,180	131,326
Other comprehensive income (loss)						(17,677)	(6,075)	(23,752)
Total comprehensive income								107,574
Net change in noncontrolling interests		(19,282)					6,191	(13,091)
Adjustment to members' interest from change in ownership in Welltower OP		(18,852)					18,852	—
Redemption of OP Units and DownREIT Units	19	825					(844)	—
Amounts related to stock incentive plans, net of forfeitures	112	11,936	(3,264)					8,784
Net proceeds from issuance of common stock	26,612	2,388,521						2,415,133
Common stock dividends paid					(352,529)			(352,529)
Balances at March 31, 2024	$592,637	$35,105,097	$(114,842)	$9,272,190	$(17,126,302)	$(180,837)	$699,050	$28,246,993

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net income	$257,266	$131,634
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	485,869	365,863
Other amortization expenses	14,154	13,105
Provision for loan losses, net	(2,007)	1,014
Impairment of assets	52,402	43,331
Stock-based compensation expense	17,505	12,048
Loss (gain) on derivatives and financial instruments, net	(3,210)	(3,054)
Loss (gain) on extinguishment of debt, net	6,156	6
Loss (income) from unconsolidated entities	(1,263)	7,783
Rental income less than (in excess of) cash received	(43,893)	(30,503)
Amortization related to above (below) market leases, net	(385)	(5)
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(51,777)	(4,707)
Proceeds from (payments on) interest rate swap settlements	—	(59,555)
Distributions by unconsolidated entities	4,160	1,609
Increase (decrease) in accrued expenses and other liabilities	(105,111)	(29,420)
Decrease (increase) in receivables and other assets	(30,908)	(42,343)
Net cash provided from (used in) operating activities	598,958	406,806

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(1,988,958)	(62,771)
Cash disbursed for capital improvements to existing properties	(240,350)	(132,509)
Cash disbursed for construction in progress	(126,187)	(231,763)
Capitalized interest	(11,520)	(13,809)
Investment in loans receivable	(19,672)	(116,789)
Principal collected on loans receivable	100,372	36,472
Other investments, net of payments	(59,200)	(11,723)
Contributions to unconsolidated entities	(50,513)	(103,825)
Distributions by unconsolidated entities	12,395	10,039
Net proceeds from net investment hedge settlements	37,831	913
Proceeds from sales of real property	317,663	44,834
Net cash provided from (used in) investing activities	(2,028,139)	(580,931)

Financing activities:
Payments to extinguish senior unsecured notes	—	(1,350,000)
Net proceeds from the issuance of secured debt	—	1,379
Payments on secured debt	(134,277)	(132,833)
Net proceeds from the issuance of common stock	1,992,403	2,416,484
Payments for deferred financing costs and prepayment penalties	(471)	(6)
Contributions by noncontrolling interests(1)	3,586	23,797
Distributions to noncontrolling interests(1)	(113,928)	(22,591)
Cash distributions to stockholders	(432,366)	(352,184)
Other financing activities	(6,782)	(5,479)
Net cash provided from (used in) financing activities	1,308,165	578,567
Effect of foreign currency translation on cash and cash equivalents and restricted cash	19,844	(2,190)
Increase (decrease) in cash, cash equivalents and restricted cash	(101,172)	402,252
Cash, cash equivalents and restricted cash at beginning of period	3,711,457	2,076,083
Cash, cash equivalents and restricted cash at end of period	$3,610,285	$2,478,335

Supplemental cash flow information:
Interest paid	$129,033	$149,007
Income taxes paid (received), net	11,300	3,259

(1) Includes amounts attributable to redeemable noncontrolling interests.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Welltower Inc. (NYSE: WELL), an S&P 500 company, is one of the world’s preeminent residential wellness and healthcare infrastructure companies. We seek to position our portfolio of 1,500+ seniors and wellness housing communities at the intersection of housing, healthcare and hospitality, creating vibrant communities for mature renters and older adults in the United States, United Kingdom and Canada. We also strive to support physicians in our outpatient medical buildings with the critical infrastructure needed to deliver quality care.
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.678% for the three months ended March 31, 2025. As of March 31, 2025, Welltower owned 99.641% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.359% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily an indication of the results that may be expected for the year ending December 31, 2025. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
New Accounting Standards
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our acquisitions of properties are at times subject to earn out provisions based on the future operating performance of the acquired properties, which could result in incremental payments in the future. Our policy is to recognize such contingent consideration with respect to asset acquisitions when the contingency is resolved and the consideration becomes payable. These amounts are included within the total net real estate assets section of the table below.
The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025				March 31, 2024
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$176,983	$88,247	$19,320	$284,550	$26,691	$710	$—	$27,401
Buildings and improvements	1,095,050	1,182,642	1,606	2,279,298	48,615	253	—	48,868
Acquired lease intangibles	139,005	7,084	656	146,745	5,861	—	—	5,861
Right of use assets, net	3,032	18,389	2,783	24,204	—	—	—	—
Total net real estate assets	1,414,070	1,296,362	24,365	2,734,797	81,167	963	—	82,130
Receivables and other assets	15,237	—	59	15,296	24	—	—	24
Total assets acquired(1)	1,429,307	1,296,362	24,424	2,750,093	81,191	963	—	82,154
Secured debt	(289,721)	—	—	(289,721)	—	—	—	—
Lease liabilities	(3,032)	—	(1,699)	(4,731)	—	—	—	—
Accrued expenses and other liabilities	(28,507)	(10,233)	(1,589)	(40,329)	(532)	—	—	(532)
Total liabilities acquired	(321,260)	(10,233)	(3,288)	(334,781)	(532)	—	—	(532)
Noncontrolling interests	(2,545)	—	—	(2,545)	—	—	—	—
Non-cash acquisition related activity(2)	(163,627)	(240,075)	(20,107)	(423,809)	(18,141)	(710)	—	(18,851)
Cash disbursed for acquisitions	941,875	1,046,054	1,029	1,988,958	62,518	253	—	62,771
Construction in progress additions	100,242	—	31,328	131,570	165,140	28	83,529	248,697
Less: Capitalized interest	(9,595)	—	(1,925)	(11,520)	(11,660)	—	(2,149)	(13,809)
Accruals(3)	1,145	80	4,912	6,137	2,248	72	(5,445)	(3,125)
Cash disbursed for construction in progress	91,792	80	34,315	126,187	155,728	100	75,935	231,763
Capital improvements to existing properties	219,244	5,639	15,467	240,350	104,812	6,064	21,633	132,509
Total cash invested in real property, net of cash acquired	$1,252,911	$1,051,773	$50,811	$2,355,495	$323,058	$6,417	$97,568	$427,043
(1) Excludes $4,502,000 of unrestricted and restricted cash acquired during the three months ended March 31, 2025.
(2) For the three months ended March 31, 2025, relates to the acquisition of assets previously recognized as investments in unconsolidated entities and the re-issuance of Welltower Inc. treasury shares in lieu of cash consideration. For the three months ended March 31, 2024, primarily relates to the acquisition of assets previously financed as real estate loans receivable.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Aspire Healthcare Acquisition
In February 2025, we acquired 48 skilled nursing facilities for a total purchase price of $990,908,000, which included $750,833,000 of cash consideration and $240,075,000 of common stock consideration. In connection with the closing, the acquired properties were leased to Aspire Healthcare under a long-term triple-net master lease.
Care UK Acquisition
On October 1, 2024, we acquired all of the shares of Care UK Holdings Limited, Care UK Midco Limited and Care UK Community Partnerships Limited (collectively, "Care UK"). Care UK operates 136 seniors housing properties including owned properties, leasehold interests and development properties. Total consideration for the transaction, net of cash acquired, was $841,546,000, of which $20,229,000 was paid in 2025. All properties will continue to be managed by Care UK. Operations related to the transaction are reported within our Seniors Housing Operating segment from the date of acquisition. We recognized $182,219,000 of total revenue from such operations during the quarter ended March 31, 2025.
The transaction was accounted for as a business combination using the acquisition method of accounting. We continue to finalize the valuation of the assets acquired and liabilities assumed as of March 31, 2025. During the quarter ended March 31, 2025, we recorded a measurement period adjustment based on our ongoing review of the valuation of the tangible and intangible assets and liabilities acquired and their related tax basis, which resulted in an increase to net deferred tax liabilities of

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
$48,572,000 and a corresponding increase to goodwill. The adjustment to deferred tax liabilities was applied retrospectively to the acquisition date and resulted in nominal incremental income tax benefit for the quarter ended March 31, 2025. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of the tangible and intangible assets and liabilities acquired, finalizing our review of certain assets acquired and liabilities assumed and finalizing our review of the tax basis of assets acquired and liabilities assumed in order to estimate the impact of the acquisition on deferred income taxes. Please refer to Note 3 of the notes to the consolidated financial statements within our 2024 Annual Report on Form 10-K for additional information related to the Care UK acquisition.
The following unaudited pro forma financial information presents consolidated financial information as if the transaction occurred on January 1, 2024. In the opinion of management, all significant necessary adjustments to reflect the effect of the transaction have been made. The following unaudited pro forma information is not indicative of future operations (in thousands):

Three Months Ended
March 31, 2024
Pro forma revenues	$2,028,367
Pro forma net income attributable to common stockholders	$115,491

Per share data (diluted)
Net income attributable to common stockholders (as reported)	$0.22
Net income attributable to common stockholders (pro forma)	$0.20
Pro forma net income attributable to common stockholders and net income attributable to common stockholders per diluted share are impacted by the acquired lease intangibles noted above that have a weighted average amortization period of 1.8 years.
Amica Senior Lifestyles
In March 2025, we announced a definitive agreement to acquire a portfolio of 38 seniors housing communities and nine development parcels for aggregate consideration of C$4.6 billion. At closing, which is expected in late 2025 or early 2026, subject to customary closing conditions and regulatory approvals, we will assume C$560 million of secured debt with an average interest rate of 3.6%.
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Development projects:
Seniors Housing Operating	$132,210	$88,680
Outpatient Medical	175,046	91,248
Total development projects	307,256	179,928
Expansion projects	106	3,083
Total construction in progress conversions	$307,362	$183,011
4. Intangible Assets and Goodwill
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2025	December 31, 2024
Assets:
Gross acquired lease intangibles	$2,688,181	$2,548,766
Accumulated amortization	(1,994,876)	(1,882,822)
Net book value	$693,305	$665,944

Liabilities:
Below market tenant leases	$78,271	$70,364
Accumulated amortization	(53,394)	(52,397)
Net book value	$24,877	$17,967

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental income related to (above)/below market tenant leases, net	$(162)	$(31)
Amortization related to in-place lease intangibles and lease commissions	(108,983)	(46,791)
Goodwill
The change in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Seniors Housing Operating	Outpatient Medical	Total
Balance at December 31, 2024	$80,904	$68,321	$149,225

Acquisition measurement period adjustment	$48,572	$—	$48,572
Effect of foreign currency translation	2,404	—	2,404
Balance at March 31, 2025	$131,880	$68,321	$200,201
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At March 31, 2025, 10 Seniors Housing Operating properties and five Triple-net properties with an aggregate real estate balance of $95,667,000 were classified as held for sale. Expected gross sales proceeds related to these held for sale properties are approximately $134,134,000.
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying of the property is reduced to the estimated fair market value and an impairment charge is recognized. Properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value. During the three months ended March 31, 2025, we recorded impairment charges of $52,402,000 related to six Seniors Housing Operating properties and four Triple-net properties. During the three months ended March 31, 2024, we recorded $43,331,000 of impairment charges related to ten Seniors Housing Operating properties.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of March 31, 2025 of $(35,137,000) for the three months ended March 31, 2025 and $(35,808,000) for the same period in 2024.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Real estate dispositions:(1)
Seniors Housing Operating	$289,755	$39,985
Triple-net	181,940	—
Total dispositions	471,695	39,985
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	51,777	4,707
Net other assets/(liabilities) disposed	(468)	142
Non-cash consideration(2)	(205,341)	—
Cash proceeds from real estate dispositions	$317,663	$44,834
(1) Dispositions occurring in the three months ended March 31, 2025 include the disposition of unconsolidated equity method investments related to our Chartwell joint ventures. See discussion below for further information. Dispositions occurring in the three months ended March 31, 2024 include the disposition of an unconsolidated equity method investment that owned six Seniors Housing Operating properties.
(2) Non-cash consideration for the three months ended March 31, 2025 includes the value of the equity method investment attributed to the 16 sold Chartwell properties, as well as the value of our contribution of six consolidated properties to our seniors housing investment fund (See Note 8 for additional details).
Strategic Dissolution of Chartwell Joint Ventures
During the quarter ended March 31, 2025, we substantially dissolved our existing relationship with Chartwell in Canada in a transaction covering 39 previously unconsolidated Seniors Housing Operating properties. The transaction included the acquisition of Chartwell's interest in 23 properties and the sale of our interest in 16 properties to Chartwell.
We recorded net real estate investments of $474,384,000 related to the 23 acquired and now consolidated properties, which was comprised of $77,385,000 of cash consideration and $396,999,000 of non-cash consideration. Non-cash consideration

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
primarily includes $223,495,000 of assumed mortgage debt secured by the acquired properties, $78,538,000 of carryover investment from our prior equity method ownership interest, $85,435,000 of fair value interests in the 16 properties transferred by us to Chartwell and $9,531,000 of other net liabilities acquired. We also derecognized $41,064,000 of equity method investments related to the 16 properties retained by Chartwell and recorded a gain of $53,354,000 within gain (loss) on real estate dispositions and acquisitions of controlling interests, net within our Consolidated Statements of Comprehensive Income.
In conjunction with the transaction, operations for the 23 now wholly owned properties, along with operations for two other existing wholly-owned properties, transitioned to Cogir Management Corporation.
6. Leases
Lessee
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Three Months Ended
	Classification	March 31, 2025	March 31, 2024
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$23,406	$5,693
Non-real estate investment lease expense	General and administrative expenses	1,484	1,454
Financing lease cost:
Amortization of leased assets	Property operating expenses	1,229	1,028
Interest on lease liabilities	Interest expense	1,232	651
Total		$27,351	$8,826
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	March 31, 2025	December 31, 2024
Right of use assets:
Operating leases - real estate	Right of use assets, net	$1,105,112	$1,094,549
Financing leases - real estate	Right of use assets, net	125,231	106,582
Real estate right of use assets, net		1,230,343	1,201,131
Operating leases - non-real estate investments	Receivables and other assets	24,398	7,605
Total right of use assets, net		$1,254,741	$1,208,736

Lease liabilities:
Operating leases		$1,177,785	$1,150,062
Financing leases		107,942	108,037
Total		$1,285,727	$1,258,099
Lessor
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the three months ended March 31, 2024, we wrote off previously recognized straight-line rent receivable and unamortized lease incentive balances of $9,356,000 through a reduction of rental income, which related to leases for which the collection of substantially all contractual lease payments was no longer probable.
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" ("ASC 842"), typically include some form of operating expense reimbursement by the tenant. For the three months ended March 31, 2025, we recognized $461,567,000 of rental income related to operating leases, of which $57,560,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the three months ended March 31, 2024, we recognized $417,652,000 of rental income related to operating leases, of which $56,228,000 was for variable lease payments.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $185,225,000 and $130,565,000 for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025, we sold four properties for which the related master lease was classified as a sales-type lease. We recognized net proceeds of $174,824,000 on the sale, which was included in proceeds from sales of real property in the Consolidated Statements of Cash Flows.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of the risk of credit loss. Accrued interest receivable was $33,032,000 and $32,205,000 as of March 31, 2025 and December 31, 2024, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets.
The following is a summary of our loans receivable (in thousands):

	March 31, 2025	December 31, 2024
Mortgage loans	$1,571,028	$1,540,437
Other real estate loans	225,965	290,438
Allowance for credit losses on real estate loans receivable	(24,285)	(25,831)
Real estate loans receivable, net of credit allowance	1,772,708	1,805,044
Non-real estate loans	229,554	230,508
Allowance for credit losses on non-real estate loans receivable	(7,816)	(7,966)
Non-real estate loans receivable, net of credit allowance	221,738	222,542
Total loans receivable, net of credit allowance	$1,994,446	$2,027,586
The following is a summary of our loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Advances on loans receivable	$19,672	$116,789
Less: Receipts on loans receivable	100,372	36,472
Net cash advances (receipts) on loans receivable	$(80,700)	$80,317
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
For the remaining loans, we assess credit loss on a collective pool basis and use our historical loss experience for similar loans and expectations of future performance of the borrowers to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2025
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2019	$9,450	$(7,293)	$2,157	3
Collective loan pool	2010 - 2020	162,537	(1,987)	160,550	14
Collective loan pool	2021	898,478	(11,129)	887,349	9
Collective loan pool	2022	94,866	(1,160)	93,706	13
Collective loan pool	2023	307,447	(3,760)	303,687	8
Collective loan pool	2024	544,470	(6,658)	537,812	11
Collective loan pool	2025	9,299	(114)	9,185	2
Total loans		$2,026,547	$(32,101)	$1,994,446	60

The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the activity within the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Balance at beginning of period	$33,797	$194,463
Provision for loan losses, net	(2,007)	1,014
Loan write-offs	—	(1,088)
Effect of foreign currency	311	(123)
Balance at end of period	$32,101	$194,266
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

	Percentage Ownership (1)	March 31, 2025	December 31, 2024
Seniors Housing Operating	10% to 95%	$1,453,611	$1,412,708
Triple-net	10% to 25%	30,242	35,066
Outpatient Medical	15% to 50%	230,289	249,889
Non-segment/Corporate	32% to 88%	73,256	71,109
Total		$1,787,398	$1,768,772
(1) As of March 31, 2025 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At March 31, 2025, the aggregate unamortized basis difference of our joint venture investments of $184,832,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 25 properties as of March 31, 2025 for the development and construction of certain properties that have a carrying value of $953,071,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $87,835,000 related to these investments.
In January 2025, we announced the formation of a private funds management business in conjunction with the launch of our first seniors housing investment fund, Seniors Housing Fund I LP (the "Fund"), which was formed with the intent to invest in U.S. seniors housing properties that are either stable or with a near-term path to stabilization. Welltower serves as the general partner and asset manager, and has a limited partner interest in the Fund, which is unconsolidated due to certain rights held by third-party limited partners. As of March 31, 2025, our unconsolidated investment balance in the Fund was $119,629,000.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2025, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Cogir Management Corporation	155	$69,290	7%
Sunrise Senior Living	89	51,763	5%
Integra Healthcare Properties	117	47,841	5%
Care UK	169	45,670	5%
Oakmont Management Group	67	42,911	4%
Remaining portfolio	1,619	703,222	74%
Totals	2,216	$960,697	100%
(1) Cogir Management Corporation, Sunrise Senior Living, Care UK and Oakmont Management Group are in our Seniors Housing Operating segment. Integra Healthcare Properties is in our Triple-net segment.
(2) NOI with our top five relationships comprised 27% of total NOI for the year ended December 31, 2024.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At March 31, 2025, we had a primary unsecured credit facility with a consortium of 29 banks that included a $5,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at March 31, 2025) and a $3,000,000,000 tranche that matures on July 24, 2028 (none outstanding at March 31, 2025). The term credit facilities mature on July 19, 2026. The $3,000,000,000 tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the $5,000,000,000 unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2025). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.725% over the adjusted SOFR rate at March 31, 2025. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.125% at March 31, 2025.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2,000,000,000 (none outstanding at March 31, 2025).
There was no activity related to the primary unsecured credit facility or the commercial paper program for the quarters ended March 31, 2025 or 2024, respectively.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At March 31, 2025, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2025	$1,260,000	$89,404	$1,349,404
2026	700,000	244,318	944,318
2027 (4,5)	1,882,470	358,379	2,240,849
2028 (6)	2,494,060	187,060	2,681,120
2029	2,085,000	417,569	2,502,569
Thereafter (7)	4,944,600	1,355,440	6,300,040
Total principal balance	13,366,130	2,652,170	16,018,300
Unamortized discounts and premiums, net	(20,717)	—	(20,717)
Unamortized debt issuance costs, net	(71,827)	(15,145)	(86,972)
Fair value adjustments and other, net	(54,384)	(132,370)	(186,754)
Total carrying value of debt	$13,219,202	$2,504,655	$15,723,857
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.79% and 3.94% as of March 31, 2025 and March 31, 2024, respectively.
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
(3) Annual interest rates range from 1.31% to 6.67%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.08% and 4.62% as of March 31, 2025 and March 31, 2024, respectively. Gross real property value of the properties securing the debt totaled $7,186,280,000 at March 31, 2025.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $173,850,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2025). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.80% (5.22% at March 31, 2025) and adjusted Canadian Overnight Repo Rate Average plus 0.80% (3.85% at March 31, 2025), respectively.
(5) Includes $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $208,620,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2025).
(6) Includes £550,000,000 senior unsecured notes due 2028 (approximately $709,060,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2025).
(7) Includes £500,000,000 senior unsecured notes due 2034 (approximately $644,600,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2025).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$13,326,465	$13,699,619
Debt extinguished	—	(1,350,000)
Effect of foreign currency	39,665	(21,530)
Ending balance	$13,366,130	$12,328,089
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
The following is a summary of the outstanding exchangeable features:

	Number of shares of Welltower Inc. Common Stock into which $1,000 of Principal is Exchangeable(1)	Approximate Equivalent Exchange Price per Share(1)	Exchangeable Date

2028 Exchangeable Notes	10.4862	$95.36	November 15, 2027
2029 Exchangeable Notes	7.8177	$127.91	January 15, 2029
(1) The exchange rate is subject to adjustment upon the occurrence of specified events, including in the event of the payment of a quarterly dividend in excess of $0.61 per share, in the case of the 2028 Exchangeable Notes, and $0.67 per share, in the case of the 2029 Exchangeable Notes, but will not be adjusted for any accrued and unpaid interest. During the quarter ended March 31, 2025, we paid a quarterly dividend of $0.67 per share, which will result in an adjustment to the initial exchange rate of the 2028 Exchangeable Notes in accordance with the indenture for those notes.
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
The 2028 Exchangeable Notes were exchangeable as of March 31, 2025. The 2029 Exchangeable Notes were not exchangeable as of March 31, 2025. There were not any Exchangeable Notes presented for exchange during the three months ended March 31, 2025 and 2024.
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
The following is a summary of the components of the outstanding Exchangeable Notes as March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes	2029 Exchangeable Notes
Principal	$1,035,000	$1,035,000	$1,035,000	$1,035,000
Less: unamortized debt issuance costs	14,454	17,407	15,622	18,422
Net carrying value included in senior unsecured notes	$1,020,546	$1,017,593	$1,019,378	$1,016,578

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our interest expense recognized related to the Exchangeable Notes for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	March 31, 2025		March 31, 2024
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes
Contractual interest expense	$7,116	$8,086	$7,116
Amortization of debt issuance costs	1,168	1,015	1,165
Total interest expense	$8,284	$9,101	$8,281
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$2,467,223	$2,222,445
Debt issued	—	1,379
Debt assumed	316,869	—
Debt extinguished	(119,833)	(120,946)
Principal payments	(14,444)	(11,887)
Effect of foreign currency	2,355	(20,215)
Ending balance	$2,652,170	$2,070,776

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2025, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $59,555,000. As of March 31, 2025, the unamortized loss amount was $51,182,000. In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap is effective beginning in June 2025 and matures in December 2030. As of March 31, 2025, the carrying amount of the notes, exclusive of the hedge, is $743,895,000. The fair value of the swap as of March 31, 2025 was $(3,202,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
During the three months ended March 31, 2025 and 2024, we settled certain net investment hedges generating cash proceeds of $36,671,000 and $608,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$5,702,699	$2,904,028
Denominated in Pound Sterling	£1,980,708	£1,430,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S. Dollars	$—	$22,601
Denominated in Canadian Dollars (1)	$32,000	$—

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At March 31, 2025, the maximum maturity date was March 19, 2027.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended March 31,
Description	Location	2025	2024
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$10,891	$4,818
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(525)	$1,301
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$3,210	$3,054
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(118,291)	$60,615
13. Commitments and Contingencies
At March 31, 2025, we had 19 outstanding letter of credit obligations totaling $41,828,000 and expiring between 2025 and 2026. At March 31, 2025, we had outstanding construction in progress of $1,045,160,000 and were committed to providing additional funds of approximately $467,649,000 to complete construction. Additionally, at March 31, 2025, we had outstanding investments classified as in substance real estate of $953,071,000 and were committed to provide additional funds of $87,835,000 (see Note 8 for additional information). Purchase obligations at March 31, 2025 also include $16,177,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the properties.
14. Stockholders' Equity
The following is a summary of our stockholders' equity capital accounts as of the dates indicated:

	March 31, 2025	December 31, 2024
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	1,400,000,000
Issued shares	652,034,658	637,056,054
Outstanding shares	651,889,055	635,289,329
Common Stock
In March 2025, we entered into an equity distribution agreement whereby we can offer and sell up to $7,500,000,000 aggregate amount of our common stock, which replaced our prior equity distribution agreement dated October 29, 2024 allowing us to sell up to $5,000,000,000 aggregate amount of our common stock (collectively, along with other previous agreements, referred to as the "ATM Program"). The ATM Program allows us to enter into forward sale agreements (none outstanding at March 31, 2025). As of March 31, 2025, we had $7,471,190,000 of remaining capacity under the ATM Program. During April 2025, we sold 2,069,790 shares of common stock under the ATM Program.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our common stock issuances during the three months ended March 31, 2025 and 2024 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2024 Option exercises	122	$73.77	$9	$9
2024 ATM Program issuances	26,611,694	91.22	2,427,464	2,416,475
2024 Redemption of OP Units and DownREIT Units	19,129		—	—
2024 Stock incentive plans, net of forfeitures	62,066		—	—
2024 Totals	26,693,011		$2,427,473	$2,416,484

2025 Option exercises	16,418	$72.06	$1,183	$1,183
2025 ATM Program issuances	14,389,086	139.11	2,001,646	1,991,220
2025 Equity issuance (1)	1,563,904	153.51	240,075	240,075
2025 Redemption of OP Units and DownREIT Units	554,681		—	—
2025 Stock incentive plans, net of forfeitures	75,637		—	—
2025 Totals	16,599,726		$2,242,904	$2,232,478
(1) Relates to the re-issuance of treasury shares in lieu of cash consideration for the acquisition of real property. Please see Note 3 for additional information.
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2025		March 31, 2024
	Per Share	Amount	Per Share	Amount
Common stock	$0.67	$431,041	$0.61	$352,529
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Foreign currency translation	$(1,108,189)	$(1,276,625)
Derivative and financial instruments designated as hedges	798,553	916,844
Total accumulated other comprehensive income (loss)	$(309,636)	$(359,781)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board. Awards granted after March 28, 2022 are issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $17,505,000 for the three months ended March 31, 2025, and $12,048,000 for the same period in 2024.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator for basic earnings per share - net income attributable to common stockholders	$257,957	$127,146

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	950	(325)
Numerator for diluted earnings per share	$258,907	$126,821

Denominator for basic earnings per share - weighted average shares	643,393	574,049
Effect of dilutive securities:
Employee stock options	559	69
Unvested restricted shares and units	2,976	1,061
OP Units and DownREIT Units	2,467	2,329
Employee stock purchase program	20	22
Exchangeable Notes	4,380	—
Dilutive potential common shares	10,402	3,481
Denominator for diluted earnings per share - adjusted weighted average shares	653,795	577,530

Basic earnings per share	$0.40	$0.22
Diluted earnings per share	$0.40	$0.22
The 2028 Exchangeable Notes and the 2029 Exchangeable Notes are included in the computation of diluted earnings per share for the three months ended March 31, 2025. The 2028 Exchangeable Notes were not included in the computation of diluted earnings per share for the three months ended March 31, 2024 as they were anti-dilutive.
17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. The three levels are defined below:
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

WELLTOWER INC. AND SUBSIDIARIES
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in sales-type leases, net	$—	$—	$172,260	$172,260
Mortgage loans receivable	1,551,674	1,624,540	1,520,503	1,587,896
Other real estate loans receivable	221,034	223,488	284,541	286,096
Cash and cash equivalents	3,501,851	3,501,851	3,506,586	3,506,586
Restricted cash	108,434	108,434	204,871	204,871
Non-real estate loans receivable	221,738	223,388	222,542	219,813
Foreign currency forward contracts, interest rate swaps and cross currency swaps	32,270	32,270	99,968	99,968
Equity warrants	67,381	67,381	62,320	62,320

Financial liabilities:
Senior unsecured notes	$13,219,202	$13,866,698	$13,162,102	$13,276,784
Secured debt	2,504,655	2,469,743	2,338,155	2,271,886
Foreign currency forward contracts, interest rate swaps and cross currency swaps	54,464	54,464	13,001	13,001

Redeemable DownREIT Unitholder interests	$59,842	$59,842	$49,226	$49,226
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Equity warrants	$67,381	$—	$—	$67,381
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(22,194)	—	(22,194)	—
Totals	$45,187	$—	$(22,194)	$67,381
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value of equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$62,320	$35,772
Mark-to-market adjustment	3,210	3,054
Effect of foreign currency	1,851	(315)
Ending balance	$67,381	$38,511
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 10.0% as of each of March 31, 2025 and 2024.
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
18. Segment Reporting
We invest in seniors housing and healthcare real estate. We evaluate our business and make resource allocations for our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include seniors apartments, assisted living communities, independent living/continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof. Seniors Housing Operating properties that are deemed qualified healthcare properties are owned and operated through RIDEA structures (see Note 19). Our Triple-net properties include the property types described above as well as long-term/post-acute care facilities. Under the Triple-net segment, we invest in seniors housing and healthcare real estate through acquisition of single tenant properties. Properties acquired are generally leased under triple-net leases and we are not involved in the management of the property. Our Outpatient Medical properties are typically leased to multiple tenants and generally require a certain level of property management by us.
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
During the year ended December 31, 2024, we adopted ASU 2023-07 (see Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details). Additionally, we reclassified loans receivable balances and equity warrants received through lending activities (see Note 12 for further details), the related interest income, provision for loan losses and

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
change in the fair value of the equity warrants from our three operating segments to Non-segment/Corporate to better align with the manner in which the CODM reviews results. Accordingly, the segment information provided in this Note has been updated to conform to the current presentation for all periods presented.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. All inter-segment transactions are eliminated.
The following table summarizes information for the reportable segments for the quarter ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,864,530	$—	$—	$—	$1,864,530
Rental income	—	252,688	208,879	—	461,567
Interest income	—	2,111	—	60,379	62,490
Other income	3,341	231	2,137	28,791	34,500
Total revenues	1,867,871	255,030	211,016	89,170	2,423,087

Property operating expenses	1,384,684	8,818	64,606	4,282	1,462,390
Consolidated net operating income (loss)	$483,187	$246,212	$146,410	$84,888	960,697

Depreciation and amortization					485,869
Interest expense					144,962
General and administrative expenses					63,758
Loss (gain) on derivatives and financial instruments, net					(3,210)
Loss (gain) on extinguishment of debt, net					6,156
Provision for loan losses, net					(2,007)
Impairment of assets					52,402
Other expenses					14,060
Income (loss) from continuing operations before income taxes and other items					198,707
Income tax (expense) benefit					5,519
Income (loss) from unconsolidated entities					1,263
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					51,777
Income (loss) from continuing operations					257,266
Net income (loss)					$257,266
The following table summarizes significant expense categories by segment for the quarter ended March 31, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$818,164	$12	$13,695	$—	$831,871
Utilities	89,927	94	13,881	—	103,902
Food	71,805	—	—	—	71,805
Repairs and maintenance	52,983	29	11,543	—	64,555
Property taxes	61,933	5,967	18,244	—	86,144
Other segment expenses(1)	289,872	2,716	7,243	4,282	304,113
Total property operating expenses	$1,384,684	8,818	$64,606	4,282	$1,462,390

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the quarter ended March 31, 2024 (in thousands):

Three Months Ended March 31, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,360,274	$—	$—	$—	$1,360,274
Rental income	—	221,744	195,908	—	417,652
Interest income	—	—	—	52,664	52,664
Other income	1,463	1,199	2,402	24,087	29,151
Total revenues	1,361,737	222,943	198,310	76,751	1,859,741

Property operating expenses	1,019,347	10,817	62,463	4,286	1,096,913
Consolidated net operating income (loss)	$342,390	$212,126	$135,847	$72,465	762,828

Depreciation and amortization					365,863
Interest expense					147,318
General and administrative expenses					53,318
Loss (gain) on derivatives and financial instruments, net					(3,054)
Loss (gain) on extinguishment of debt, net					6
Provision for loan losses, net					1,014
Impairment of assets					43,331
Other expenses					14,131
Income (loss) from continuing operations before income taxes and other items					140,901
Income tax (expense) benefit					(6,191)
Income (loss) from unconsolidated entities					(7,783)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					4,707
Income (loss) from continuing operations					131,634
Net income (loss)					$131,634
The following table summarizes significant expense categories by segment for the quarter ended March 31, 2024 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$598,618	$20	$14,004	$—	$612,642
Utilities	67,640	89	11,962	—	79,691
Food	55,625	—	—	—	55,625
Repairs and maintenance	38,810	30	10,425	—	49,265
Property taxes	50,507	8,150	18,813	—	77,470
Other segment expenses(1)	208,147	2,528	7,259	4,286	222,220
Total property operating expenses	$1,019,347	$10,817	$62,463	$4,286	$1,096,913

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

The following table summarizes our total assets by segment for the periods presented (in thousands):

	As of
	March 31, 2025		December 31, 2024
Assets:	Amount	%	Amount	%
Seniors Housing Operating	$31,598,061	59.3%	$30,094,016	59.0%
Triple-net	8,757,037	16.4%	7,934,415	15.5%
Outpatient Medical	7,538,246	14.1%	7,530,815	14.8%
Non-segment/Corporate	5,400,270	10.1%	5,485,062	10.7%
Total	$53,293,614	100.0%	$51,044,308	100.0%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2025		March 31, 2024
Revenues:	Amount	%	Amount	%
United States	$1,889,335	78.0%	$1,546,896	83.2%
United Kingdom	375,507	15.5%	161,508	8.7%
Canada	158,245	6.5%	151,337	8.1%
Total	$2,423,087	100.0%	$1,859,741	100.0%

	Three Months Ended
	March 31, 2025		March 31, 2024
Resident Fees and Services:	Amount	%	Amount	%
United States	$1,394,008	74.7%	$1,097,339	80.7%
United Kingdom	321,829	17.3%	116,879	8.6%
Canada	148,693	8.0%	146,056	10.7%
Total	$1,864,530	100.0%	$1,360,274	100.0%

	As of
	March 31, 2025		December 31, 2024
Assets:	Amount	%	Amount	%
United States	$41,525,349	77.9%	$41,966,871	82.2%
United Kingdom	6,412,025	12.0%	5,892,598	11.5%
Canada	5,356,240	10.1%	3,184,839	6.3%
Total	$53,293,614	100.0%	$51,044,308	100.0%
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
Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"), for taxable years beginning after July 30, 2008, a REIT may lease "qualified healthcare properties" on an arm's-length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such TRS by a person who qualifies as an "eligible independent contractor." Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the unaudited consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the three months ended March 31, 2025 and 2024 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
indirect subsidiaries remain in Luxembourg and Jersey. We reflect current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
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

	March 31, 2025	December 31, 2024
Assets:
Net real estate investments	$4,462,454	$3,503,190
Cash and cash equivalents	13,221	14,274
Receivables and other assets	181,592	152,071
Total assets (1)	$4,657,267	$3,669,535

Liabilities and equity:
Secured debt	$231,554	$232,530
Lease liabilities	2,535	2,536
Accrued expenses and other liabilities	14,377	14,867
Total equity	4,408,801	3,419,602
Total liabilities and equity	$4,657,267	$3,669,535
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and the VIE's creditors do not have recourse to Welltower.
We recognized revenues from consolidated VIEs in the aggregate of $144,463,000 for the three months ended March 31, 2025, and $109,930,000 for the same period in 2024, respectively.
In addition, we have certain entities that qualify as unconsolidated VIEs including borrowers of loans receivable and in substance real estate investments. Our maximum exposure on these entities is limited to the net carrying value of the investments. Refer to Note 7 and Note 8 for additional details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Consolidated Financial Statements and related Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2024, including factors identified under the headings "Business," "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Executive Summary
Company Overview
Welltower Inc. (NYSE: WELL), an S&P 500 company, is one of the world’s preeminent residential wellness and healthcare infrastructure companies. We seek to position our portfolio of 1,500+ seniors and wellness housing communities at the intersection of housing, healthcare and hospitality, creating vibrant communities for mature renters and older adults in the United States, United Kingdom and Canada. We also strive to support physicians in our outpatient medical buildings with the critical infrastructure needed to deliver quality care.
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.641% as of March 31, 2025. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended March 31, 2025 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$483,187	55.2%	1,212
Triple-net	246,212	28.1%	633
Outpatient Medical	146,410	16.7%	371
Totals	$875,809	100.0%	2,216

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
For the three months ended March 31, 2025, resident fees and services and rental income represented 77% and 19%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
Our primary sources of cash include resident fees and services revenue, rental income and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper program, issuances of debt and equity securities, including through our ATM program (as defined below), proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.
We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured revolving credit facility and commercial paper program, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from NOI and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving credit facility and commercial paper program, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt. Given the general economic conditions during 2024 and into 2025, investments were generally funded proactively via issuances of common stock.
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program or issue debt or equity securities, including through our ATM program. At March 31, 2025, we had $3,501,851,000 of cash and cash equivalents, $108,434,000 of restricted cash and $5,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the three months ended March 31, 2025:
•In March 2025, we entered into the ATM Program pursuant to which we may offer and sell up to $7,500,000,000 of common stock, which replaced our prior equity distribution agreement dated October, 2024, allowing us to sell up to $5,000,000,000 of common stock (collectively, along with other previous agreements, referred to as the "ATM Program"). During the three months ended March 31, 2025, we sold 14,389,086 shares of common stock under our prior equity distribution agreement and the ATM Program generating gross proceeds of approximately $2,001,646,000.
•During the three months ended March 31, 2025, we extinguished $119,833,000 of secured debt at a blended average interest rate of 3.52%.
•During the three months ended March 31, 2025, we assumed $316,869,000 of secured debt at a blended average interest rate of 3.21%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2025 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	47	$1,414,070	6.6%
Triple-net	64	1,296,362	8.3%
Outpatient Medical	1	24,365	5.8%
Totals	112	$2,734,797	7.3%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the three months ended March 31, 2025 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating(4)	24	$342,569	$289,755	7.8%
Triple-net	6	180,435	181,940	8.5%
Totals	30	$523,004	$471,695	8.1%

(1) Represents cash and noncash proceeds received upon disposition.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
(4) Includes the disposition of unconsolidated equity method investments that owned 16 Seniors Housing Operating properties.
Dividends Our Board of Directors declared a cash dividend for the quarter ended March 31, 2025 of $0.67 per share. On May 22, 2025, we will pay our 216th consecutive quarterly cash dividend to stockholders of record on May 14, 2025.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Net income (loss)	$257,266	$123,753	$456,800	$260,670	$131,634
NICS	257,957	119,971	449,849	254,714	127,146
FFO	765,197	637,140	635,817	493,773	556,703
NOI	960,697	841,530	842,962	713,587	762,828
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and restricted cash. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"). Please refer to the section entitled "Non-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP Financial Measures" for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Net debt to book capitalization ratio	26%	27%	28%	27%	29%
Net debt to undepreciated book capitalization ratio	21%	22%	23%	22%	24%
Net debt to enterprise value ratio	11%	13%	13%	15%	17%

Interest coverage ratio	6.14x	4.94x	6.83x	5.59x	4.29x
Fixed charge coverage ratio	5.58x	4.51x	6.37x	5.21x	3.98x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Property mix:(1)
Seniors Housing Operating	55%	57%	51%	57%	50%
Triple-net	28%	24%	30%	21%	31%
Outpatient Medical	17%	19%	19%	22%	19%

Relationship mix: (1)
Cogir Management Corporation	7%	7%	7%	8%	8%
Sunrise Senior Living	5%	5%	5%	6%	5%
Integra Healthcare Properties	5%	6%	6%	8%	7%
Care UK	5%	6%	1%	1%	1%
Oakmont Management Group	4%	4%	4%	5%	4%
Remaining relationships	74%	72%	77%	72%	75%

Geographic mix:(1)
United Kingdom	12%	14%	10%	10%	10%
California	11%	11%	11%	13%	11%
Texas	9%	5%	8%	9%	8%
Florida	7%	7%	8%	9%	8%
Canada	7%	6%	6%	7%	7%
Remaining geographic areas in the U.S.	54%	57%	57%	52%	56%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Lease Expirations The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of March 31, 2025 (dollars in thousands):

	Expiration Year (1)
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
Triple-net:
Properties	16	7	4	4	4	19	5	154	43	1	366
Base rent (2)	$7,515	$12,074	$1,259	$6,484	$1,083	$41,949	$11,315	$158,506	$60,280	$420	$576,669
% of base rent	0.9%	1.4%	0.1%	0.7%	0.1%	4.8%	1.3%	18.1%	6.9%	—%	65.7%
Units/beds	521	1,068	569	565	219	2,043	423	9,119	3,331	81	42,724
% of units/beds	0.9%	1.8%	0.9%	0.9%	0.4%	3.4%	0.7%	15.0%	5.5%	0.1%	70.4%

Outpatient Medical:
Square feet	1,376,338	1,372,903	1,536,796	1,514,663	1,589,587	1,458,328	1,663,675	1,744,515	1,200,061	1,668,542	4,998,035
Base rent (2)	$41,412	$39,424	$47,652	$43,738	$47,592	$42,820	$49,259	$53,425	$32,323	$50,872	$150,032
% of base rent	6.9%	6.6%	8.0%	7.3%	8.0%	7.2%	8.2%	8.9%	5.4%	8.5%	25.0%
Leases	350	243	273	272	220	152	115	189	102	130	169
% of leases	15.8%	11.0%	12.3%	12.3%	9.9%	6.9%	5.2%	8.5%	4.6%	5.9%	7.6%

(1) Excludes our share of investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in "Cautionary Statement Regarding Forward-Looking Statements" and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	$	%
Cash, cash equivalents and restricted cash at beginning of period	$3,711,457	$2,076,083	$1,635,374	79%
Cash provided from (used in) operating activities	598,958	406,806	192,152	47%
Cash provided from (used in) investing activities	(2,028,139)	(580,931)	(1,447,208)	(249)%
Cash provided from (used in) financing activities	1,308,165	578,567	729,598	126%
Effect of foreign currency translation	19,844	(2,190)	22,034	1006%
Cash, cash equivalents and restricted cash at end of period	$3,610,285	$2,478,335	$1,131,950	46%
Operating Activities Please see "Results of Operations" for discussion of net income fluctuations. For the three months ended March 31, 2025 and 2024, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	$	%
New development	$126,187	$231,763	$(105,576)	(45.6)%
Recurring capital expenditures, tenant improvements and lease commissions	74,743	51,616	23,127	44.8%
Renovations, redevelopments and other capital improvements	165,607	80,893	84,714	104.7%
Total	$366,537	$364,272	$2,265	0.6%
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
During the three months ended March 31, 2024, we repaid our $400,000,000 4.5% senior unsecured notes and $950,000,000 3.625% senior unsecured notes, both at maturity.
Off-Balance Sheet Arrangements
At March 31, 2025, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At March 31, 2025, we had 19 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of March 31, 2025 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$10,620,000	$1,250,000	$1,200,000	$3,870,000	$4,300,000
Canadian Dollar senior unsecured notes (2)	208,620	—	208,620	—	—
Pounds Sterling senior unsecured notes (2)	1,353,660	—	—	709,060	644,600
U.S. Dollar term credit facility	1,010,000	10,000	1,000,000	—	—
Canadian Dollar term credit facility (2)	173,850	—	173,850	—	—
Secured debt: (1,2)
Consolidated	2,652,170	89,404	602,697	604,629	1,355,440
Unconsolidated	637,503	508,441	93,236	22,036	13,790
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,001,559	370,936	833,396	554,786	1,242,441
Consolidated secured debt (2)	766,978	80,370	189,880	139,945	356,783
Unconsolidated secured debt (2)	16,690	9,140	5,282	1,909	359
Financing lease liabilities (4)	454,502	5,970	15,173	10,694	422,665
Operating lease liabilities (4)	2,321,784	60,333	165,999	165,471	1,929,981
Purchase obligations (5)	571,660	398,814	161,334	411	11,101
Total contractual obligations	$23,788,976	$2,783,408	$4,649,467	$6,078,941	$10,277,160

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
(5) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to asset acquisitions under contract that have not yet closed as of March 31, 2025, including the acquisitions described in Note 3.

Capital Structure
Please refer to "Credit Strength" above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2025, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On March 28, 2025, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the "SEC") an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "New Registration Statement") covering an indeterminate amount of future offerings of Welltower's debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. In connection with the filing of the New Registration Statement, on March 28, 2025, Welltower filed with the SEC five prospectus supplements, as described below. On March 28, 2025, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan ("DRIP") under which it may issue up to 15,000,000 shares of common stock. As of April 25, 2025, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.
The first prospectus supplement filed in connection with the New Registration Statement related to the ATM Program (as defined below). On March 28, 2025, Welltower and Welltower OP entered into an equity distribution agreement (the "EDA") with (i) BofA Securities, Inc., BBVA Securities Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Capital Markets, LLC, Barclays Capital Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Huntington Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $7,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the "ATM Program"). The ATM Program also allows Welltower to enter into forward sale agreements. As of April 25, 2025, we had approximately $7,170,463,000 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
The second prospectus supplement filed in connection with the New Registration Statement continued an offering that was previously covered by a prior registration statement relating to the registration and possible issuance of up to 390,590 shares of common stock of Welltower Inc. (the “DownREIT Shares”) that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT”), tender such DownREIT Units for redemption by the DownREIT, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of the Company (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT and to satisfy all or a portion of the redemption consideration by issuing DownREIT Shares to the holders instead of or in addition to paying a cash amount.
The third such prospectus supplement continued an offering that was previously covered by a prior registration statement relating to the registration and possible issuance of up to 238,868 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the "OP Units") of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount.
The fourth such prospectus supplement continued an offering that was previously covered by a prior registration statement relating to the registration and possible issuance of up to 23,471,419 shares of common stock of Welltower Inc. (the "Exchangeable Shares") that may, under certain circumstances, be issuable upon exchange of the 2.750% exchangeable senior notes due 2028 or 3.125% Exchangeable Senior Notes due 2029 of Welltower OP, and the resale from time to time by the recipients of such Exchangeable Shares.
The fifth such prospectus supplement registered the offer and resale by the selling stockholder identified therein of up to 1,563,904 shares of common stock of Welltower, Inc., which Welltower issued as consideration for its recent acquisition of certain properties.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.641% owned by Welltower as of March 31, 2025. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent, interest income and interest earned on short-term deposits. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI") and other supplemental measures include FFO and EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations related to these supplemental measures.

	Three Months Ended				Change
	March 31,
	2025		2024		Amount		%
Net income (loss)	$257,266		$131,634		$125,632		95%
NICS	257,957		127,146		130,811		103%
FFO	765,197		556,703		208,494		37%
EBITDA	882,578		651,006		231,572		36%
NOI	960,697		762,828		197,869		26%
SSNOI	650,832		576,049		74,783		13%

Per share data (fully diluted):
NICS	$0.40		$0.22		$0.18		82%
FFO	$1.17		$0.96		$0.21		22%

Interest coverage ratio	6.14	x	4.29	x	1.85	x	43%
Fixed charge coverage ratio	5.58	x	3.98	x	1.60	x	40%
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2025	2024	$	%
Revenues:
Resident fees and services	$1,864,530	$1,360,274	$504,256	37%
Other income	3,341	1,463	1,878	128%
Total revenues	1,867,871	1,361,737	506,134	37%
Property operating expenses	1,384,684	1,019,347	365,337	36%
NOI (1)	483,187	342,390	140,797	41%
Other expenses:
Depreciation and amortization	340,756	236,796	103,960	44%
Interest expense	16,269	11,186	5,083	45%
Loss (gain) on extinguishment of debt, net	6,156	6	6,150	n/a
Impairment of assets	23,601	43,331	(19,730)	(46)%
Other expenses	12,167	8,757	3,410	39%
	398,949	300,076	98,873	33%

Income (loss) from continuing operations before income taxes and other items	84,238	42,314	41,924	99%
Income (loss) from unconsolidated entities	(1,982)	(4,582)	2,600	57%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	53,282	4,602	48,680	n/a
Income (loss) from continuing operations	135,538	42,334	93,204	220%
Net income (loss)	135,538	42,334	93,204	220%
Less: Net income (loss) attributable to noncontrolling interests	87	(1,016)	1,103	109%
Net income (loss) attributable to common stockholders	$135,451	$43,350	$92,101	212%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Resident fees and services and property operating expenses increased for the three month periods ended March 31, 2025 compared to the same period in the prior year primarily due to acquisitions including the acquisition of Care UK as described in Note 3 to our consolidated financial statements, construction conversions outpacing dispositions and the conversions of Triple-net properties to Seniors Housing Operating RIDEA structures throughout 2024. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2024	82.5%	82.8%	83.8%	84.8%
2025	85.1%

(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2025	2024	$	%
SSNOI (1)	$364,858	$298,617	$66,241	22.2%
(1) For the QTD Pool, amounts relate to 725 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of acquisitions, dispositions and segment transitions. To the extent that we acquire, develop or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the three months ended March 31, 2025, we recorded $23,601,000 of impairment charges related to six properties. During the three months ended March 31, 2024, we recorded impairment charges of $43,331,000 related to ten properties.
Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our unaudited consolidated financial statements.
During the three months ended March 31, 2025, we completed construction conversions representing $132,210,000 or $451,229 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of March 31, 2025
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2025	15	2,636	$127,293	$644,560
2026	9	1,320	228,401	120,727
2027	1	225	49,785	9,548
TBD(2)	3			46,665
Total	28			$821,500

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

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$2,042,583	$1,955,048
Debt issued	—	1,379
Debt assumed	316,869	—
Debt extinguished	(96,037)	(120,946)
Principal payments	(12,107)	(10,847)
Effect of foreign currency	2,355	(20,215)
Ending balance	$2,253,663	$1,804,419

Ending weighted average interest	4.17%	4.52%

A portion of our Seniors Housing Operating property investments are formed through partnership interests. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2025	2024	$	%
Revenues:
Rental income	$252,688	$221,744	$30,944	14%
Interest income	2,111	—	2,111	n/a
Other income	231	1,199	(968)	(81)%
Total revenues	255,030	222,943	32,087	14%
Property operating expenses	8,818	10,817	(1,999)	(18)%
NOI (1)	246,212	212,126	34,086	16%
Other expenses:
Depreciation and amortization	77,684	62,535	15,149	24%
Interest expense	4,010	358	3,652	n/a
Impairment of assets	28,801	—	28,801	n/a
Other expenses	630	1,205	(575)	(48)%
	111,125	64,098	47,027	73%
Income (loss) from continuing operations before income taxes and other items	135,087	148,028	(12,941)	(9)%
Income (loss) from unconsolidated entities	(574)	(5,637)	5,063	90%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(6,497)	26	(6,523)	n/a
Income (loss) from continuing operations	128,016	142,417	(14,401)	(10)%
Net income (loss)	128,016	142,417	(14,401)	(10)%
Less: Net income (loss) attributable to noncontrolling interests	(2,363)	5,498	(7,861)	(143)%
Net income attributable to common stockholders	$130,379	$136,919	$(6,540)	(5)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
The increase in rental income for the three months ended March 31, 2025 was primarily due to acquisitions and annual rent increases. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. During the three months ended March 31, 2025, our Triple-net portfolio had 20 leases with rental rate increases and a weighted average increase of 4.8%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
These increases were partially offset by the transition of Triple-net properties to Seniors Housing Operating structures during 2024. Additionally during the three months ended March 31, 2024, we wrote off previously recognized straight-line rent receivable and unamortized lease incentive balances of $9,356,000 through a reduction of rental income related to leases for which the collection of substantially all contractual lease payments was no longer probable.
Interest income is primarily related to leases that were classified as sales-type leases.
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2025	2024	$	%
SSNOI (1)	$153,152	$147,451	$5,701	3.9%
(1) For the QTD Pool, amounts relate to 470 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the three months ended March 31, 2025, we recorded an impairment charge of $28,801,000 related to four properties. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain (loss) on real estate dispositions and acquisitions of controlling interests, net were related to the volume, timing and price of related transactions.
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

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$335,552	$38,260
Principal payments	(1,779)	(237)
Ending balance	$333,773	$38,023
Ending weighted average interest	3.44%	4.39%
A portion of our Triple-net property investments were formed through partnerships. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The fluctuation in income (loss) from unconsolidated entities from the prior year relates primarily to the timing and amount of hypothetical liquidation at book value ("HLBV") adjustments for in substance real estate investments. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2025	2024	$	%
Revenues:
Rental income	$208,879	$195,908	$12,971	7%
Other income	2,137	2,402	(265)	(11)%
Total revenues	211,016	198,310	12,706	6%
Property operating expenses	64,606	62,463	2,143	3%
NOI (1)	146,410	135,847	10,563	8%
Other expenses:
Depreciation and amortization	67,429	66,532	897	1%
Interest expense	(581)	1,718	(2,299)	(134)%
Other expenses	5	609	(604)	(99)%
	66,853	68,859	(2,006)	(3)%
Income (loss) from continuing operations before income taxes and other items	79,557	66,988	12,569	19%
Income (loss) from unconsolidated entities	454	(426)	880	207%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	4,992	79	4,913	n/a
Income (loss) from continuing operations	85,003	66,641	18,362	28%
Net income (loss)	85,003	66,641	18,362	28%
Less: Net income (loss) attributable to noncontrolling interests	773	(352)	1,125	320%
Net income (loss) attributable to common stockholders	$84,230	$66,993	$17,237	26%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2024 and year to date in 2025. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended March 31, 2025, our consolidated Outpatient Medical portfolio signed 103,020 square feet of new leases and 361,875 square feet of renewals. The weighted-average term of these leases was 8 years, with a rate of $44.53 per square foot and tenant improvement and lease commission costs of $38.83 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 5.0%.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2024 and year to date in 2025. To the extent we acquire or dispose of additional properties in the future, these expenses will change accordingly.
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2025	2024	$	%
SSNOI (1)	$132,822	$129,981	$2,841	2.2%
(1) For the QTD Pool, amounts relate to 420 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Changes in the gain (loss) on real estate dispositions and acquisitions of controlling interests, net were related to the volume and timing and price of related transactions.
During the three months ended March 31, 2025, we completed construction conversions representing $175,046,000 or $590 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2025
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2025	4	350,394	$62,171	$116,045
TBD(1)	1			34,169
Total	5			$150,214

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$89,088	$229,137
Debt extinguished	(23,796)	—
Principal payments	(558)	(803)
Ending balance	$64,734	$228,334
Ending weighted average interest	4.35%	5.42%
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
Non-segment/Corporate
The following is a summary of our results of operations for the Non-segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2025	2024	$	%
Revenues:
Interest income	$60,379	$52,664	$7,715	15%
Other income	28,791	24,087	4,704	20%
Total revenues	89,170	76,751	12,419	16%
Property operating expenses	4,282	4,286	(4)	—%
Consolidated net operating income (loss) (1)	84,888	72,465	12,423	17%
Expenses:
Interest expense	125,264	134,056	(8,792)	(7)%
General and administrative expenses	63,758	53,318	10,440	20%
Loss (gain) on derivatives and financial instruments, net	(3,210)	(3,054)	(156)	(5)%
Provision for loan losses, net	(2,007)	1,014	(3,021)	(298)%
Other expenses	1,258	3,560	(2,302)	(65)%
	185,063	188,894	(3,831)	(2)%
Income (loss) from continuing operations before income taxes and other items	(100,175)	(116,429)	16,254	14%
Income tax benefit (expense)	5,519	(6,191)	11,710	189%
Income (loss) from unconsolidated entities	3,365	2,862	503	18%
Income (loss) from continuing operations	(91,291)	(119,758)	28,467	24%
Net income (loss)	(91,291)	(119,758)	28,467	24%
Less: Net income (loss) attributable to noncontrolling interests	812	358	454	127%
Net income (loss) attributable to common stockholders	$(92,103)	$(120,116)	$28,013	23%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The increase in interest income is primarily driven by increased advances on loans receivable during 2024 and the three months ended March 31, 2025. The increase in other income is primarily due to interest earned on deposits.
Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2025	2024	$	%
Senior unsecured notes	$116,424	$127,960	$(11,536)	(9)%
Unsecured credit facility and commercial paper program	1,578	1,535	43	3%
Loan expense	7,262	4,561	2,701	59%
Totals	$125,264	$134,056	$(8,792)	(7)%
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
General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2025 and 2024 were 2.63% and 2.87%, respectively.
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
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI ("SSNOI") is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters after acquisition or being placed into service for the QTD Pool. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters post completion of the redevelopment for the QTD Pool. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters post completion of the transition for the QTD Pool. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters after the properties are placed back into service for the QTD Pool. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our portfolio.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2025	2024	2024	2024	2024
Net income (loss) attributable to common stockholders	$257,957	$119,971	$449,849	$254,714	$127,146
Depreciation and amortization	485,869	480,406	403,779	382,045	365,863
Impairment of assets	52,402	23,647	23,421	2,394	43,331
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(51,777)	(8,195)	(272,266)	(166,443)	(4,707)
Noncontrolling interests	(9,468)	(6,667)	(5,801)	(6,348)	(11,996)
Unconsolidated entities	30,214	27,978	36,835	27,411	37,066
FFO	$765,197	$637,140	$635,817	$493,773	$556,703

Average diluted shares outstanding	653,795	634,259	618,306	604,563	577,530

Per diluted share data:
Net income attributable to common stockholders(1)	$0.40	$0.19	$0.73	$0.42	$0.22
FFO	$1.17	$1.00	$1.03	$0.82	$0.96

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.
The table below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2025	2024	2024	2024	2024
Net income (loss)	$257,266	$123,753	$456,800	$260,670	$131,634
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(51,777)	(8,195)	(272,266)	(166,443)	(4,707)
Loss (income) from unconsolidated entities	(1,263)	(6,429)	4,038	(4,896)	7,783
Income tax expense (benefit)	(5,519)	114	(4,706)	1,101	6,191
Other expenses	14,060	34,405	20,239	48,684	14,131
Impairment of assets	52,402	23,647	23,421	2,394	43,331
Provision for loan losses, net	(2,007)	(245)	4,193	5,163	1,014
Loss (gain) on extinguishment of debt, net	6,156	—	419	1,705	6
Loss (gain) on derivatives and financial instruments, net	(3,210)	(9,102)	(9,906)	(5,825)	(3,054)
General and administrative expenses	63,758	48,707	77,901	55,565	53,318
Depreciation and amortization	485,869	480,406	403,779	382,045	365,863
Interest expense	144,962	154,469	139,050	133,424	147,318
Consolidated net operating income (NOI)	$960,697	$841,530	$842,962	$713,587	$762,828

NOI by segment:
Seniors Housing Operating	$483,187	$430,689	$378,135	$360,467	$342,390
Triple-net	246,212	185,032	219,304	131,587	212,126
Outpatient Medical	146,410	142,361	142,217	136,052	135,847
Non-segment/Corporate	84,888	83,448	103,306	85,481	72,465
Total NOI	$960,697	$841,530	$842,962	$713,587	$762,828

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool for SSNOI:

	QTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,212	633	371	2,216
Unconsolidated properties	44	—	76	120
Total properties	1,256	633	447	2,336
Recent acquisitions/development conversions(1)	(153)	(108)	(11)	(272)
Under development	(30)	—	(5)	(35)
Under redevelopment(2)	(1)	(3)	(2)	(6)
Current held for sale	(10)	(5)	—	(15)
Land parcels, loans and subleases	(107)	(4)	(8)	(119)
Transitions(3)	(224)	(41)	—	(265)
Other(4)	(6)	(2)	(1)	(9)
Same store properties	725	470	420	1,615

(1) Acquisitions and development conversions will enter the QTD Pool after five full quarters from acquisition or certificate of occupancy.
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
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the QTD Pool (dollars in thousands):

	QTD Pool
	Three Months Ended
	March 31,
SSNOI Reconciliations:	2025	2024

Seniors Housing Operating:
Consolidated NOI	$483,187	$342,390
NOI attributable to unconsolidated investments	20,546	21,782
NOI attributable to noncontrolling interests	(13,085)	(17,052)
NOI attributable to non-same store properties	(122,638)	(47,316)
Non-cash NOI attributable to same store properties	(2,509)	(2,520)
Currency and ownership adjustments (1)	(643)	1,333
SSNOI at Welltower Share	364,858	298,617

Triple-net:
Consolidated NOI	246,212	212,126
NOI attributable to unconsolidated investments	—	5,597
NOI attributable to noncontrolling interests	(3,717)	(12,518)
NOI attributable to non-same store properties	(70,110)	(40,073)
Non-cash NOI attributable to same store properties	(18,803)	(20,374)
Currency and ownership adjustments (1)	(430)	2,693
SSNOI at Welltower Share	153,152	147,451

Outpatient Medical:
Consolidated NOI	146,410	135,847
NOI attributable to unconsolidated investments	4,033	4,711
NOI attributable to noncontrolling interests	(2,554)	(2,723)
NOI attributable to non-same store properties	(9,802)	(4,231)
Non-cash NOI attributable to same store properties	(5,265)	(3,697)
Currency and ownership adjustments (1)	—	74
SSNOI at Welltower Share	132,822	129,981

SSNOI at Welltower Share:
Seniors Housing Operating	364,858	298,617
Triple-net	153,152	147,451
Outpatient Medical	132,822	129,981
Total	$650,832	$576,049

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.43 and to translate U.K. properties at a GBP/USD rate of 1.23.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2025		2024		2024		2024		2024
Net income (loss)	$257,266		$123,753		$456,800		$260,670		$131,634
Interest expense	144,962		154,469		139,050		133,424		147,318
Income tax expense (benefit)	(5,519)		114		(4,706)		1,101		6,191
Depreciation and amortization	485,869		480,406		403,779		382,045		365,863
EBITDA	$882,578		$758,742		$994,923		$777,240		$651,006

Interest Coverage Ratio:
Interest expense	$144,962		$154,469		$139,050		$133,424		$147,318
Capitalized interest	11,520		14,160		15,668		14,478		13,809
Non-cash interest expense	(12,625)		(15,143)		(9,008)		(8,953)		(9,284)
Total interest	143,857		153,486		145,710		138,949		151,843
EBITDA	$882,578		$758,742		$994,923		$777,240		$651,006
Interest coverage ratio	6.14	x	4.94	x	6.83	x	5.59	x	4.29	x

Fixed Charge Coverage Ratio:
Total interest	$143,857		$153,486		$145,710		$138,949		$151,843
Secured debt principal payments	14,444		14,918		10,417		10,107		11,887
Total fixed charges	158,301		168,404		156,127		149,056		163,730
EBITDA	$882,578		$758,742		$994,923		$777,240		$651,006
Fixed charge coverage ratio	5.58	x	4.51	x	6.37	x	5.21	x	3.98	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2025		2024		2024		2024		2024
Net income (loss)	$1,098,489		$972,857		$937,544		$615,466		$461,138
Interest expense	571,905		574,261		574,366		591,848		610,761
Income tax expense (benefit)	(9,010)		2,700		(2,182)		7,108		9,510
Depreciation and amortization	1,752,099		1,632,093		1,532,417		1,467,952		1,427,852
EBITDA	3,413,483		3,181,911		3,042,145		2,682,374		2,509,261
Loss (income) from unconsolidated entities	(8,550)		496		8,933		8,926		54,154
Stock-based compensation expense	80,645		74,482		69,542		38,364		38,829
Loss (gain) on extinguishment of debt, net	8,280		2,130		2,130		1,712		8
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(498,681)		(451,611)		(441,633)		(240,469)		(71,858)
Impairment of assets	101,864		92,793		84,140		68,107		66,799
Provision for loan losses, net	7,104		10,125		12,887		12,753		10,046
Loss (gain) on derivatives and financial instruments, net	(28,043)		(27,887)		(26,000)		(13,209)		(6,104)
Other expenses	117,388		117,459		119,361		137,342		99,727
Lease termination and leasehold interest adjustment (1)	—		—		—		—		(65,485)
Casualty losses, net of recoveries	13,945		12,261		8,373		6,163		7,778
Other impairment (2)	130,296		139,652		102,007		114,316		25,998
Adjusted EBITDA	$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153

Adjusted Interest Coverage Ratio:
Interest expense	$571,905		$574,261		$574,366		$591,848		$610,761
Capitalized interest	55,826		58,115		58,502		56,781		54,173
Non-cash interest expense	(45,729)		(42,388)		(33,116)		(30,824)		(27,695)
Total interest	582,002		589,988		599,752		617,805		637,239
Adjusted EBITDA	$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153
Adjusted interest coverage ratio	5.73	x	5.34	x	4.97	x	4.56	x	4.19	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$582,002		$589,988		$599,752		$617,805		$637,239
Secured debt principal payments	49,886		47,329		44,841		47,289		51,021
Total fixed charges	631,888		637,317		644,593		665,094		688,260
Adjusted EBITDA	$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153
Adjusted fixed charge coverage ratio	5.28	x	4.95	x	4.63	x	4.23	x	3.88	x

(1) Primarily relates to the derecognition of leasehold interests and the gain recognized in other income.
(2) Represents the write-off of straight-line rent receivable and unamortized lease incentive balances relating to leases placed on cash recognition.

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

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—
Long-term debt obligations (1)	15,831,799	15,608,294	15,854,937	14,027,128	14,285,686
Cash and cash equivalents and restricted cash	(3,610,285)	(3,711,457)	(3,784,408)	(2,863,598)	(2,478,335)
Total net debt	12,221,514	11,896,837	12,070,529	11,163,530	11,807,351
Total equity and noncontrolling interests(2)	34,581,977	32,572,586	31,064,003	29,688,579	28,547,908
Book capitalization	$46,803,491	$44,469,423	$43,134,532	$40,852,109	$40,355,259
Net debt to book capitalization ratio	26%	27%	28%	27%	29%

Undepreciated book capitalization:
Total net debt	$12,221,514	$11,896,837	$12,070,529	$11,163,530	$11,807,351
Accumulated depreciation and amortization	11,092,885	10,626,263	10,276,509	9,908,007	9,537,562
Total equity and noncontrolling interests(2)	34,581,977	32,572,586	31,064,003	29,688,579	28,547,908
Undepreciated book capitalization	$57,896,376	$55,095,686	$53,411,041	$50,760,116	$49,892,821
Net debt to undepreciated book capitalization ratio	21%	22%	23%	22%	24%

Enterprise value:
Common shares outstanding	651,889	635,289	618,396	608,151	590,934
Period end share price	$153.21	$126.03	$128.03	$104.25	$93.44
Common equity market capitalization	$99,875,914	$80,065,473	$79,173,240	$63,399,742	$55,216,873
Total net debt	12,221,514	11,896,837	12,070,529	11,163,530	11,807,351
Noncontrolling interests(2)	625,218	616,378	729,722	712,153	999,965
Consolidated enterprise value	$112,722,646	$92,578,688	$91,973,491	$75,275,425	$68,024,189
Net debt to consolidated enterprise value ratio	11%	13%	13%	15%	17%

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
Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as "may," "will," "intend," "should," "believe," "expect," "anticipate," "project," "pro forma," "estimate" or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower's actual results to differ materially from Welltower's expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the healthcare industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators'/tenants' difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the healthcare and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower's ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters, health emergencies (such as the COVID-19 pandemic) and other acts of God affecting Welltower's properties; Welltower's ability to re-lease space at similar rates as vacancies occur; Welltower's ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower's properties; changes in rules or practices governing Welltower's financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower's ability to maintain its qualification as a REIT; key management personnel recruitment and retention; and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, including factors identified under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Finally, Welltower undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	March 31, 2025		December 31, 2024
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$12,182,280	$(506,702)	$12,142,890	$(471,517)
Secured debt	2,413,920	(110,515)	2,225,542	(94,922)
Totals	$14,596,200	$(617,217)	$14,368,432	$(566,439)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At March 31, 2025, we had $1,422,100,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $14,221,000. At December 31, 2024, we had $1,425,256,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $14,253,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2025, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $16,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and healthcare properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling.
We have entered into various foreign currency debt obligations. As of March 31, 2025, the total principal amount of foreign currency debt obligations was $2,578,244,000, including $1,353,660,000 denominated in British Pounds Sterling and $1,224,584,000 denominated in Canadian Dollars. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 1% in comparison to these foreign currencies as of March 31, 2025, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $25,782,000.
We are also party to cross-currency interest rate swaps. As of March 31, 2025, the total notional amount of cross-currency interest rate swap contracts was $6,574,817,000, including $2,553,528,000 denominated in British Pounds Sterling and $4,021,289,000 denominated in Canadian Dollars. If the U.S. Dollar weakened or strengthened by 1% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $65,748,000.
For additional information regarding fair values of financial instruments, see "Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" and Notes 12 and 17 to our unaudited consolidated financial statements.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Co-President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Co-President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No changes in our internal control over financial reporting occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended March 31, 2025 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2025 through January 31, 2025	15,283	$127.26	—	$3,000,000,000
February 1, 2025 through February 28, 2025	26,525	150.73	—	3,000,000,000
March 1, 2025 through March 31, 2025	1,280	138.18	—	3,000,000,000
Totals	43,088	$142.03	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2025, we redeemed 554,681 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended March 31, 2025.
Item 5. Other Information
(c) Trading Plans
During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1	Welltower Inc. 2025-2027 Long-Term Incentive Program.*
10.2	Form of Welltower Inc. 2025-2027 LTIP Form Award Agreement.*
10.3	Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement.*
10.4	Form of Welltower Inc. 2022 Long-Term Incentive Plan Restricted Stock Unit Grant Agreement.*
10.5	Summary of Director Compensation (filed with the SEC as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed February 12, 2025 and incorporated by reference herein).*
10.6
Equity Distribution Agreement, dated as of March 28, 2025, among Welltower Inc., Welltower OP LLC, the sales agents named therein and the related forward purchasers (filed with the SEC as Exhibit 1.1 to the Company’s Form 8-K filed March 28, 2025 and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-President and Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Co-President and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	April 29, 2025	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2025	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Co-President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2025	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)