Form 10-Q
period 2025-06-30
WELLTOWER INC.
filed 2025-07-29
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of July 25, 2025, Welltower Inc. had 668,825,942 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2025 (Unaudited)	December 31, 2024 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$5,794,697	$5,271,418
Buildings and improvements	46,583,039	42,207,735
Acquired lease intangibles	2,775,121	2,548,766
Real property held for sale, net of accumulated depreciation	108,925	51,866
Construction in progress	712,119	1,219,720
Less accumulated depreciation and amortization	(11,673,306)	(10,626,263)
Net real property owned	44,300,595	40,673,242
Right of use assets, net	1,279,172	1,201,131
Investments in sales-type leases, net	—	172,260
Real estate loans receivable, net of credit allowance	1,801,860	1,805,044
Net real estate investments	47,381,627	43,851,677
Other assets:
Investments in unconsolidated entities	1,964,267	1,768,772
Cash and cash equivalents	4,409,740	3,506,586
Restricted cash	113,771	204,871
Receivables and other assets	1,964,090	1,712,402
Total other assets	8,451,868	7,192,631
Total assets	$55,833,495	$51,044,308

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	13,448,881	13,162,102
Secured debt	2,522,222	2,338,155
Lease liabilities	1,335,647	1,258,099
Accrued expenses and other liabilities	1,980,444	1,713,366
Total liabilities	19,287,194	18,471,722
Redeemable noncontrolling interests	283,187	256,220
Equity:
Common stock	665,238	637,002
Capital in excess of par value	43,949,130	40,016,503
Treasury stock	(13,944)	(114,176)
Cumulative net income	10,656,569	10,096,724
Cumulative dividends	(19,190,453)	(18,320,064)
Accumulated other comprehensive income (loss)	(166,014)	(359,781)
Total Welltower Inc. stockholders' equity	35,900,526	31,956,208
Noncontrolling interests	362,588	360,158
Total equity	36,263,114	32,316,366
Total liabilities and equity	$55,833,495	$51,044,308
Note: The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Resident fees and services	$1,971,044	$1,393,473	$3,835,574	$2,753,747
Rental income	483,040	335,811	944,607	753,463
Interest income	62,057	63,453	124,547	116,117
Other income	32,103	32,147	66,603	61,298
Total revenues	2,548,244	1,824,884	4,971,331	3,684,625

Expenses:
Property operating expenses	1,514,711	1,111,297	2,977,101	2,208,210
Depreciation and amortization	495,036	382,045	980,905	747,908
Interest expense	141,157	133,424	286,119	280,742
General and administrative expenses	64,175	55,565	127,933	108,883
Loss (gain) on derivatives and financial instruments, net	(409)	(5,825)	(3,619)	(8,879)
Loss (gain) on extinguishment of debt, net	—	1,705	6,156	1,711
Provision for loan losses, net	(1,113)	5,163	(3,120)	6,177
Impairment of assets	19,876	2,394	72,278	45,725
Other expenses	16,598	48,684	30,658	62,815
Total expenses	2,250,031	1,734,452	4,474,411	3,453,292

Income (loss) from continuing operations before income taxes and other items	298,213	90,432	496,920	231,333
Income tax (expense) benefit	(1,053)	(1,101)	4,466	(7,292)
Income (loss) from unconsolidated entities	(7,392)	4,896	(6,129)	(2,887)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	14,850	166,443	66,627	171,150
Income (loss) from continuing operations	304,618	260,670	561,884	392,304

Net income (loss)	304,618	260,670	561,884	392,304
Less: Net income (loss) attributable to noncontrolling interests(1)	2,730	5,956	2,039	10,444
Net income (loss) attributable to common stockholders	$301,888	$254,714	$559,845	$381,860

Weighted average number of common shares outstanding:
Basic	656,593	600,545	650,029	587,297
Diluted	668,140	604,563	661,004	591,047

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.46	$0.43	$0.86	$0.67
Net income (loss) attributable to common stockholders	$0.46	$0.42	$0.86	$0.65

Diluted:
Income (loss) from continuing operations	$0.46	$0.43	$0.85	$0.66
Net income (loss) attributable to common stockholders(2)	$0.45	$0.42	$0.85	$0.65

Dividends declared and paid per common share	$0.67	$0.61	$1.34	$1.22
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$304,618	$260,670	$561,884	$392,304

Other comprehensive income (loss):
Foreign currency translation gain (loss)	560,442	(28,340)	728,979	(114,170)
Derivative and financial instruments designated as hedges gain (loss)	(413,839)	9,096	(532,130)	69,711
Total other comprehensive income (loss)	146,603	(19,244)	196,849	(44,459)

Total comprehensive income (loss)	451,221	241,426	758,733	347,845
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	5,711	5,258	5,082	2,208
Total comprehensive income (loss) attributable to common stockholders	$445,510	$236,168	$753,651	$345,637

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2025
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2025	$637,002	$40,016,503	$(114,176)	$10,096,724	$(18,320,064)	$(359,781)	$360,158	$32,316,366
Comprehensive income:
Net income (loss)				257,957			(1,789)	256,168
Other comprehensive income (loss)						50,145	(53)	50,092
Total comprehensive income								306,260
Net change in noncontrolling interests		(156,107)					26,379	(129,728)
Adjustment to members' interest from change in ownership in Welltower OP		(31,806)					31,806	—
Redemption of OP Units and DownREIT Units	554	68,190					(68,744)	—
Amounts related to stock incentive plans, net of forfeitures	128	16,637	(5,331)					11,434
Net proceeds from issuance of common stock	14,404	2,117,486	99,335					2,231,225
Common stock dividends paid					(431,041)			(431,041)
Balances at March 31, 2025	$652,088	$42,030,903	$(20,172)	$10,354,681	$(18,751,105)	$(309,636)	$347,757	$34,304,516
Comprehensive income:
Net income (loss)				301,888			761	302,649
Other comprehensive income (loss)						143,622	582	144,204
Total comprehensive income								446,853
Net change in noncontrolling interests		(34,344)					12,514	(21,830)
Adjustment to members' interest from change in ownership in Welltower OP		(6,932)					6,932	—
Redemption of OP Units and DownREIT Units	3	(11,576)					(5,958)	(17,531)
Amounts related to stock incentive plans, net of forfeitures	(65)	10,286	6,228					16,449
Net proceeds from issuance of common stock	13,212	1,960,793						1,974,005
Common stock dividends paid					(439,348)			(439,348)
Balances at June 30, 2025	$665,238	$43,949,130	$(13,944)	$10,656,569	$(19,190,453)	$(166,014)	$362,588	$36,263,114

	Six Months Ended June 30, 2024
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2024	$565,894	$32,741,949	$(111,578)	$9,145,044	$(16,773,773)	$(163,160)	$676,746	$26,081,122
Comprehensive income:
Net income (loss)				127,146			4,180	131,326
Other comprehensive income (loss)						(17,677)	(6,075)	(23,752)
Total comprehensive income								107,574
Net change in noncontrolling interests		(19,282)					6,191	(13,091)
Adjustment to members' interest from change in ownership in Welltower OP		(18,852)					18,852	—
Redemption of OP Units and DownREIT Units	19	825					(844)	—
Amounts related to stock incentive plans, net of forfeitures	112	11,936	(3,264)					8,784
Net proceeds from issuance of common stock	26,612	2,388,521						2,415,133
Common stock dividends paid					(352,529)			(352,529)
Balances at March 31, 2024	$592,637	$35,105,097	$(114,842)	$9,272,190	$(17,126,302)	$(180,837)	$699,050	$28,246,993
Comprehensive income:
Net income (loss)				254,714			5,806	260,520
Other comprehensive income (loss)						(18,656)	(95)	(18,751)
Total comprehensive income								241,769
Net change in noncontrolling interests		(49,943)				(46,969)	(256,613)	(353,525)
Adjustment to members' interest from change in ownership in Welltower OP		(1,833)					1,833	—
Redemption of OP Units and DownREIT Units	476	42,636					(101)	43,011
Amounts related to stock incentive plans, net of forfeitures	36	11,028	168					11,232
Net proceeds from issuance of common stock	16,710	1,586,298						1,603,008
Common stock dividends paid					(366,182)			(366,182)
Balances at June 30, 2024	$609,859	$36,693,283	$(114,674)	$9,526,904	$(17,492,484)	$(246,462)	$449,880	$29,426,306

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net income	$561,884	$392,304
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	980,905	747,908
Other amortization expenses	27,888	28,106
Provision for loan losses, net	(3,120)	6,177
Impairment of assets	72,278	45,725
Stock-based compensation expense	32,762	22,398
Loss (gain) on derivatives and financial instruments, net	(3,619)	(8,879)
Loss (gain) on extinguishment of debt, net	6,156	1,711
Loss (income) from unconsolidated entities	6,129	2,887
Rental income less than (in excess of) cash received	(92,647)	13,696
Amortization related to above (below) market leases, net	(809)	14
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(66,627)	(171,150)
Proceeds from (payments on) interest rate swap settlements	—	(59,555)
Distributions by unconsolidated entities	12,020	10,018
Increase (decrease) in accrued expenses and other liabilities	(89,081)	53,105
Decrease (increase) in receivables and other assets	(75,127)	(72,240)
Net cash provided from (used in) operating activities	1,368,992	1,012,225

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(2,936,818)	(607,527)
Cash disbursed for capital improvements to existing properties	(473,229)	(297,602)
Cash disbursed for construction in progress	(238,561)	(459,122)
Capitalized interest	(20,173)	(28,287)
Investment in loans receivable	(40,244)	(580,145)
Principal collected on loans receivable	162,039	138,059
Other investments, net of payments	(65,227)	(37,185)
Contributions to unconsolidated entities	(262,430)	(146,196)
Distributions by unconsolidated entities	38,760	21,859
Net proceeds from net investment hedge settlements	(2,199)	6,631
Proceeds from sales of real property	410,809	129,773
Net cash provided from (used in) investing activities	(3,427,273)	(1,859,742)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	—
Net proceeds from issuance of senior unsecured notes	1,359,325	—
Payments to extinguish senior unsecured notes	(1,250,000)	(1,350,000)
Net proceeds from the issuance of secured debt	—	2,872
Payments on secured debt	(317,456)	(233,799)
Net proceeds from the issuance of common stock	3,967,421	4,020,345
Payments for deferred financing costs and prepayment penalties	(762)	(6)
Contributions by noncontrolling interests(1)	9,137	26,569
Distributions to noncontrolling interests(1)	(158,011)	(85,803)
Cash distributions to stockholders	(871,423)	(718,278)
Other financing activities	(11,570)	(24,215)
Net cash provided from (used in) financing activities	2,726,661	1,637,685
Effect of foreign currency translation on cash and cash equivalents and restricted cash	143,674	(2,653)
Increase (decrease) in cash, cash equivalents and restricted cash	812,054	787,515
Cash, cash equivalents and restricted cash at beginning of period	3,711,457	2,076,083
Cash, cash equivalents and restricted cash at end of period	$4,523,511	$2,863,598

Supplemental cash flow information:
Interest paid	$252,008	$280,277
Income taxes paid (received), net	18,877	9,125

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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.663% for the six months ended June 30, 2025. As of June 30, 2025, Welltower owned 99.664% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.336% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily an indication of the results that may be expected for the year ending December 31, 2025. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our acquisitions of properties are at times subject to earn out provisions based on the future operating performance of the acquired properties which could result in incremental payments in the future. Our policy is to recognize such contingent consideration with respect to asset acquisitions when the contingency is resolved and the consideration becomes payable. These amounts are included within the total net real estate assets section of the table below.
The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Six Months Ended
	June 30, 2025				June 30, 2024
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$295,923	$94,165	$19,340	$409,428	$68,662	$14,193	$10,160	$93,015
Buildings and improvements	1,840,711	1,229,242	1,619	3,071,572	422,488	61,914	33,064	517,466
Acquired lease intangibles	179,372	7,084	656	187,112	34,827	—	2,193	37,020
Construction in progress	—	—	—	—	19,397	—	—	19,397
Real property held for sale	174,639	—	—	174,639	—	—	—	—
Right of use assets, net	3,032	18,389	2,783	24,204	—	—	—	—
Total net real estate assets	2,493,677	1,348,880	24,398	3,866,955	545,374	76,107	45,417	666,898
Receivables and other assets	15,920	5	59	15,984	1,403	34	112	1,549
Total assets acquired(1)	2,509,597	1,348,885	24,457	3,882,939	546,777	76,141	45,529	668,447
Secured debt	(441,983)	—	—	(441,983)	—	—	—	—
Lease liabilities	(3,032)	—	(1,699)	(4,731)	—	—	—	—
Accrued expenses and other liabilities	(36,813)	(10,442)	(1,589)	(48,844)	(11,905)	—	(182)	(12,087)
Total liabilities acquired	(481,828)	(10,442)	(3,288)	(495,558)	(11,905)	—	(182)	(12,087)
Noncontrolling interests	(5,620)	—	—	(5,620)	(1,149)	—	—	(1,149)
Non-cash acquisition related activity(2)	(184,761)	(240,075)	(20,107)	(444,943)	(46,974)	(710)	—	(47,684)
Cash disbursed for acquisitions	1,837,388	1,098,368	1,062	2,936,818	486,749	75,431	45,347	607,527
Construction in progress additions	208,822	—	47,840	256,662	317,468	28	182,290	499,786
Less: Capitalized interest	(17,094)	—	(3,079)	(20,173)	(23,712)	—	(4,575)	(28,287)
Accruals(3)	(4,470)	1,094	5,448	2,072	474	126	(12,977)	(12,377)
Cash disbursed for construction in progress	187,258	1,094	50,209	238,561	294,230	154	164,738	459,122
Capital improvements to existing properties	415,638	19,874	37,717	473,229	239,484	11,706	46,412	297,602
Total cash invested in real property, net of cash acquired	$2,440,284	$1,119,336	$88,988	$3,648,608	$1,020,463	$87,291	$256,497	$1,364,251
(1) Excludes $4,548,000 and $0 of unrestricted and restricted cash acquired during the six months ended June 30, 2025 and June 30, 2024, respectively.
(2) For the six months ended June 30, 2025, relates to the acquisition of assets previously recognized as investments in unconsolidated entities and the re-issuance of Welltower Inc. treasury shares in lieu of cash consideration. For the six months ended June 30, 2024, primarily relates to the acquisition of assets previously financed as real estate loans receivable and the acquisition of assets previously recognized as investments in unconsolidated entities.
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
Care UK Acquisition
On October 1, 2024, we acquired all of the shares of Care UK Holdings Limited, Care UK Midco Limited and Care UK Community Partnerships Limited (collectively, "Care UK"). Care UK operates 136 seniors housing properties including owned properties, leasehold interests and development properties. Total consideration for the transaction, net of cash acquired, was $841,546,000, of which $20,229,000 was paid in 2025. All properties will continue to be managed by Care UK. Operations related to the transaction are reported within our Seniors Housing Operating segment from the date of acquisition. We

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
recognized $203,516,000 and $385,734,000 total revenue from such operations during the three and six months ended June 30, 2025.
The transaction was accounted for as a business combination using the acquisition method of accounting. We continue to finalize the valuation of the assets acquired and liabilities assumed as of June 30, 2025. During the six months ended June 30, 2025, we recorded measurement period adjustments of $50,893,000, which were primarily related to our ongoing review of the valuation of the tangible and intangible assets and liabilities acquired and their related tax basis and resulted in an increase to net deferred tax liabilities and a corresponding increase to goodwill. The adjustment to deferred tax liabilities was applied retrospectively to the acquisition date and resulted in nominal incremental income tax benefit for the six months ended June 30, 2025. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of the tangible and intangible assets and liabilities acquired, finalizing our review of certain assets acquired and liabilities assumed and finalizing our review of the tax basis of assets acquired and liabilities assumed in order to estimate the impact of the acquisition on deferred income taxes. Please refer to Note 3 of the notes to the consolidated financial statements within our 2024 Annual Report on Form 10-K for additional information related to the Care UK acquisition.
The following unaudited pro forma financial information presents consolidated financial information as if the transaction occurred on January 1, 2024. In the opinion of management, all significant necessary adjustments to reflect the effect of the transaction have been made. The following unaudited pro forma information is not indicative of future operations (in thousands, except per share amounts):

Six Months Ended
June 30, 2024
Pro forma revenues	$4,033,401
Pro forma net income attributable to common stockholders	$363,269

Per share data (diluted)
Net income attributable to common stockholders (as reported)	$0.65
Net income attributable to common stockholders (pro forma)	$0.63
Pro forma net income attributable to common stockholders and net income attributable to common stockholders per diluted share are impacted by the acquired lease intangibles noted above that have a weighted average amortization period of 1.8 years.
Amica Senior Lifestyles
In March 2025, we announced a definitive agreement to acquire a portfolio of 38 seniors housing communities and nine development parcels for aggregate consideration of C$4.6 billion. At closing, which is expected in late 2025 or early 2026, subject to customary closing conditions and regulatory approvals, we expect to assume C$571 million of secured debt with an average interest rate of 3.7%.
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Development projects:
Seniors Housing Operating	$506,732	$194,012
Outpatient Medical	267,916	106,596
Total development projects	774,648	300,608
Expansion projects	—	20,229
Total construction in progress conversions	$774,648	$320,837
4. Intangible Assets and Goodwill
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2025	December 31, 2024
Assets:
Gross acquired lease intangibles	$2,775,121	$2,548,766
Accumulated amortization	(2,119,885)	(1,882,822)
Net book value	$655,236	$665,944

Liabilities:
Below market tenant leases	$78,679	$70,364
Accumulated amortization	(54,387)	(52,397)
Net book value	$24,292	$17,967
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income related to (above)/below market tenant leases, net	$(148)	$(54)	$(310)	$(85)
Amortization related to in-place lease intangibles and lease commissions	(101,546)	(60,876)	(210,529)	(107,667)
Goodwill
The change in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Seniors Housing Operating	Outpatient Medical	Total
Balance at December 31, 2024	$80,904	$68,321	$149,225

Acquisition measurement period adjustment	$50,893	$—	$50,893
Effect of foreign currency translation	8,365	—	8,365
Balance at June 30, 2025	$140,162	$68,321	$208,483
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At June 30, 2025, 10 Seniors Housing Operating properties and eight Triple-net properties with an aggregate real estate balance of $108,925,000 were classified as held for sale. Expected gross sales proceeds related to these held for sale properties are approximately $150,029,000.
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to the estimated fair market value and an impairment charge is recognized. Properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value. During the six months ended June 30, 2025, we recorded impairment charges of $72,278,000 related to eight Seniors Housing Operating properties and six Triple-net properties. During the six months ended June 30, 2024, we recorded $45,725,000 of impairment charges related to eleven Seniors Housing Operating properties and one Triple-net property.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of June 30, 2025 of $(11,682,000) and $(56,868,000) for the three and six months ended June 30, 2025 and $(7,169,000) and $(42,570,000) for the same periods in 2024.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Real estate dispositions:(1)
Seniors Housing Operating	$471,786	$353,290
Triple-net	181,988	170
Outpatient Medical	5,541	39,567
Total dispositions	659,315	393,027
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	66,627	171,150
Net other assets/(liabilities) disposed	335	(78)
Non-cash consideration(2)	(315,468)	(434,326)
Cash proceeds from real estate dispositions	$410,809	$129,773
(1) Dispositions occurring in the six months ended June 30, 2025 include the disposition of unconsolidated equity method investments related to our Chartwell joint ventures. See disclosure below for further information. Dispositions occurring in the six months ended June 30, 2024 include the disposition of unconsolidated equity method investments that owned six Seniors Housing Operating properties and one Outpatient Medical property.
(2) Non-cash consideration for the six months ended June 30, 2025 includes the value of the equity method investment attributed to the 16 sold Chartwell properties and the value of our contribution of ten consolidated properties to Seniors Housing Fund I LP (the "Fund") inclusive of deferred consideration subsequently received in July 2025. See Note 8 for additional details related to the Fund formation and investment.
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
We recorded net real estate investments of $474,384,000 related to the 23 acquired and now consolidated properties, which was comprised of $77,385,000 of cash consideration and $396,999,000 of non-cash consideration. Non-cash consideration primarily includes $223,495,000 of assumed mortgage debt secured by the acquired properties, $78,538,000 of carryover investment from our prior equity method ownership interest, $85,435,000 of fair value interests in the 16 properties transferred by us to Chartwell and $9,531,000 of other net liabilities acquired. We also derecognized $41,064,000 of equity method investments related to the 16 properties retained by Chartwell and recorded a gain of $53,354,000 within gain (loss) on real estate dispositions and acquisitions of controlling interests, net within our Consolidated Statements of Comprehensive Income.
In conjunction with the transaction, operations for the 23 now wholly owned properties, along with operations for two other existing wholly-owned properties, transitioned to Cogir Management Corporation ("Cogir").
Strategic Dissolution of Revera Joint Ventures
During the quarter ended June 30, 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions included acquiring the remaining interests in 110 properties from Revera, while simultaneously selling interests in 31 properties to Revera. In the second and third quarters of 2023, we closed the transactions related to the U.K. and U.S. portions of the portfolio, respectively.
In April 2024, we closed the Canadian portfolio portion of the transaction through the acquisition of the remaining ownership interest in 71 properties previously held in consolidated joint venture structures in which we owned 75% of the interests, in exchange for the disposition to Revera of our interests in 14 properties. In addition, we received $60,614,000 of cash relating to the net settlement of loans previously made to Revera to fund its share of the pay-off of third-party secured debt of the joint ventures. Operations for the 71 retained properties transitioned to Cogir (53), Levante Living (12) and Optima Living (6) during 2023.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Leases
Lessee
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Six Months Ended
	Classification	June 30, 2025	June 30, 2024
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$48,093	$11,830
Non-real estate investment lease expense	General and administrative expenses	3,081	3,084
Financing lease cost:
Amortization of leased assets	Property operating expenses	2,428	2,165
Interest on lease liabilities	Interest expense	2,649	1,747
Total		$56,251	$18,826
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	June 30, 2025	December 31, 2024
Right of use assets:
Operating leases - real estate	Right of use assets, net	$1,152,154	$1,094,549
Financing leases - real estate	Right of use assets, net	127,018	106,582
Real estate right of use assets, net		1,279,172	1,201,131
Operating leases - non-real estate investments	Receivables and other assets	22,143	7,605
Total right of use assets, net		$1,301,315	$1,208,736

Lease liabilities:
Operating leases		$1,227,184	$1,150,062
Financing leases		108,463	108,037
Total		$1,335,647	$1,258,099
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
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" ("ASC 842"), typically include some form of operating expense reimbursement by the tenant. For the six months ended June 30, 2025, we recognized $944,607,000 of rental income related to operating leases, of which $111,861,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the six months ended June 30, 2024, we recognized $753,463,000 of rental income related to operating leases, of which $109,607,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $381,566,000 and $265,959,000 for the six months ended June 30, 2025 and 2024, respectively.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended March 31, 2025, we sold four properties for which the related master lease was classified as a sales-type lease. We recognized net proceeds of $174,824,000 on the sale, which was included in proceeds from sales of real property in the Consolidated Statements of Cash Flows.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of the risk of credit loss. Accrued interest receivable was $34,128,000 and $32,205,000 as of June 30, 2025 and December 31, 2024, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets.
The following is a summary of our loans receivable as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Mortgage loans	$1,644,037	$1,540,437
Other real estate loans	181,686	290,438
Allowance for credit losses on real estate loans receivable	(23,863)	(25,831)
Real estate loans receivable, net of credit allowance	1,801,860	1,805,044
Non-real estate loans	238,100	230,508
Allowance for credit losses on non-real estate loans receivable	(7,823)	(7,966)
Non-real estate loans receivable, net of credit allowance	230,277	222,542
Total loans receivable, net of credit allowance	$2,032,137	$2,027,586
The following is a summary of our loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Advances on loans receivable	$40,244	$580,145
Less: Receipts on loans receivable	162,039	138,059
Net cash advances (receipts) on loans receivable	$(121,795)	$442,086
During the six months ended June 30, 2024, we provided a first mortgage loan in the amount of $456,199,000, collateralized by a portfolio of seniors housing communities. The loan bears interest at 10% per annum.
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
For the remaining loans, we assess credit loss on a collective pool basis and use our historical loss experience for similar loans and expectations of future performance of the borrowers to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2025
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans (1)	2007 - 2019	$117,496	$(8,569)	$108,927	5
Collective loan pool	2010 - 2020	54,575	(644)	53,931	12
Collective loan pool	2021	929,386	(11,109)	918,277	7
Collective loan pool	2022	98,844	(1,167)	97,677	13
Collective loan pool	2023	308,604	(3,644)	304,960	8
Collective loan pool	2024	539,447	(6,370)	533,077	10
Collective loan pool	2025	15,471	(183)	15,288	4
Total loans		$2,063,823	$(31,686)	$2,032,137	59

(1) Interest recognized on loans classified as deteriorated loans as of the end of the respective reporting period was $4,622,000 for the three and six months ended June 30, 2025, respectively.
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the activity within the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Balance at beginning of period	$33,797	$194,463
Provision for loan losses, net	(3,120)	6,177
Loan write-offs	—	(2,399)
Effect of foreign currency	1,009	(148)
Balance at end of period	$31,686	$198,093
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

	Percentage Ownership (1)	June 30, 2025	December 31, 2024
Seniors Housing Operating	10% to 95%	$1,638,479	$1,412,708
Triple-net	10% to 25%	25,626	35,066
Outpatient Medical	15% to 50%	227,125	249,889
Non-segment/Corporate	21% to 88%	73,037	71,109
Total		$1,964,267	$1,768,772
(1) As of June 30, 2025 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At June 30, 2025, the aggregate unamortized basis difference of our joint venture investments of $184,125,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 26 properties as of June 30, 2025 for the development and construction of certain properties that have a carrying value of $975,332,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $99,534,000 related to these investments.
In January 2025, we announced the formation of a private funds management business in conjunction with the launch of our first seniors housing investment fund. The Fund was formed with the intent to invest in U.S. seniors housing properties that are either stable or with a near-term path to stabilization. Welltower serves as the general partner and asset manager, and has a

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
limited partner interest in the Fund, which is unconsolidated due to certain rights held by third-party limited partners. As of June 30, 2025, our unconsolidated investment balance in the Fund was $279,338,000.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2025, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Cogir Management Corporation	172	$153,352	8%
Sunrise Senior Living	81	106,234	5%
Integra Healthcare Properties	117	95,538	5%
Aspire Healthcare	102	95,214	5%
Care UK	169	94,462	5%
Remaining portfolio	1,586	1,449,430	72%
Totals	2,227	$1,994,230	100%
(1) Cogir Management Corporation, Sunrise Senior Living and Care UK are in our Seniors Housing Operating segment. Integra Healthcare Properties and Aspire Healthcare are in our Triple-net segment.
(2) NOI with our top five relationships comprised 25% of total NOI for the year ended December 31, 2024.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At June 30, 2025, we had a primary unsecured credit facility with a consortium of 29 banks that included a $5,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at June 30, 2025) and a $3,000,000,000 tranche that matures on July 24, 2028 (none outstanding at June 30, 2025). The term credit facilities mature on July 19, 2026. The $3,000,000,000 tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the $5,000,000,000 unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2025). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.725% over the adjusted SOFR rate at June 30, 2025. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.125% at June 30, 2025.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2,000,000,000 (none outstanding at June 30, 2025).
Borrowings and offsetting repayments under the unsecured credit facility and commercial paper program that occur within the same period are shown net on the Consolidated Statements of Cash Flows. The following information relates to aggregate borrowings for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance outstanding at quarter end	$—	$—	$—	$—
Maximum amount outstanding at any month end	$600,000	$—	$600,000	$—
Average amount outstanding (total of daily principal balances divided by days in period)	$157,473	$—	$79,171	$—
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	4.71%	—%	4.71%	—%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At June 30, 2025, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2025	$10,000	$52,749	$62,749
2026	700,000	252,104	952,104
2027 (4,5)	1,903,759	371,808	2,275,567
2028 (6)	2,539,600	192,768	2,732,368
2029	2,206,165	421,859	2,628,024
Thereafter (7)	6,236,000	1,376,674	7,612,674
Total principal balance	13,595,524	2,667,962	16,263,486
Unamortized discounts and premiums, net	(21,637)	—	(21,637)
Unamortized debt issuance costs, net	(77,163)	(15,240)	(92,403)
Fair value adjustments and other, net	(47,843)	(130,500)	(178,343)
Total carrying value of debt	$13,448,881	$2,522,222	$15,971,103
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.91% and 3.94% as of June 30, 2025 and June 30, 2024, respectively.
(2) Senior unsecured notes are generally issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(3) Annual interest rates range from 1.31% to 6.67%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.08% and 4.64% as of June 30, 2025 and June 30, 2024, respectively. Gross real property value of the properties securing the debt totaled $7,376,869,000 at June 30, 2025.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $183,527,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2025). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.80% (5.21% at June 30, 2025) and adjusted Canadian Overnight Repo Rate Average plus 0.80% (3.83% at June 30, 2025), respectively.
(5) Includes $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $220,232,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2025).
(6) Includes £550,000,000 senior unsecured notes due 2028 (approximately $754,600,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2025).
(7) Includes £500,000,000 senior unsecured notes due 2034 (approximately $686,000,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2025).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Beginning balance	$13,326,465	$13,699,619
Debt issued	1,371,165	—
Debt extinguished	(1,250,000)	(1,350,000)
Effect of foreign currency	147,894	(25,490)
Ending balance	$13,595,524	$12,324,129
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
The following is a summary of the outstanding exchangeable features:

	Number of shares of Welltower Inc. Common Stock into which $1,000 of Principal is Exchangeable(1)	Approximate Equivalent Exchange Price per Share(1)	Exchangeable Date

2028 Exchangeable Notes	10.4994	$95.24	November 15, 2027
2029 Exchangeable Notes	7.8177	$127.91	January 15, 2029
(1) The exchange rate is subject to adjustment upon the occurrence of specified events, including in the event of the payment of a quarterly dividend in excess of $0.61 per share, in the case of the 2028 Exchangeable Notes, and $0.67 per share, in the case of the 2029 Exchangeable Notes, but will not be adjusted for any accrued and unpaid interest. We have paid a quarterly dividend of $0.67 per share since the third quarter of 2024, which will result in an adjustment to the initial exchange rate of the 2028 Exchangeable Notes in accordance with the indenture for those notes.
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
The 2028 Exchangeable Notes were exchangeable as of June 30, 2025. The 2029 Exchangeable Notes were not exchangeable as of June 30, 2025. There were not any Exchangeable Notes presented for exchange during the six months ended June 30, 2025 and 2024.
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
The following is a summary of the components of the outstanding Exchangeable Notes as June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes	2029 Exchangeable Notes
Principal	$1,035,000	$1,035,000	$1,035,000	$1,035,000
Less: unamortized debt issuance costs	13,287	16,392	15,622	18,422
Net carrying value included in senior unsecured notes	$1,021,713	$1,018,608	$1,019,378	$1,016,578

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our interest expense recognized related to the Exchangeable Notes for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractual interest expense	$15,202	$7,116	$30,403	$14,232
Amortization of debt issuance costs	2,183	1,167	4,365	2,332
Total interest expense	$17,385	$8,283	$34,768	$16,564
The following is a summary of our secured debt principal activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Beginning balance	$2,467,223	$2,222,445
Debt issued	—	2,872
Debt assumed	469,130	—
Debt extinguished	(286,454)	(211,805)
Debt disposed(1)	—	(164,640)
Principal payments	(31,002)	(21,994)
Effect of foreign currency	49,065	(26,194)
Ending balance	$2,667,962	$1,800,684

(1) Please see Note 5 for additional information.
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2025, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $59,555,000. As of June 30, 2025, the unamortized loss amount was $49,413,000. In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap became effective in June 2025 and matures in December 2030. As of June 30, 2025, the carrying amount of the notes, exclusive of the hedge, was $744,146,000. The fair value of the swap as of June 30, 2025 was $1,570,000 and was recorded as a derivative asset with an offset to senior unsecured notes on our Consolidated Balance Sheets.

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
During the six months ended June 30, 2025 and 2024, we settled certain net investment hedges necessitating cash payments of $3,359,000 and generating cash proceeds of $5,131,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$5,702,699	$2,904,028
Denominated in Pound Sterling	£1,530,708	£1,430,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S. Dollars	$—	$22,601
Denominated in Canadian Dollars (1)	$32,000	$—

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At June 30, 2025, the maximum maturity date was March 19, 2027.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location	2025	2024	2025	2024
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$15,669	$5,833	$26,560	$10,651
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(3,158)	$615	$(3,683)	$1,916
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$409	$5,825	$3,619	$8,879
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(413,839)	$9,096	$(532,130)	$69,711
13. Commitments and Contingencies
At June 30, 2025, we had 19 outstanding letter of credit obligations totaling $42,359,000 and expiring between 2025 and 2026. At June 30, 2025, we had outstanding construction in progress of $712,119,000 and were committed to providing additional funds of approximately $366,856,000 to complete construction. Additionally, at June 30, 2025, we had outstanding investments classified as in substance real estate of $975,332,000 and were committed to provide additional funds of $99,534,000 (see Note 8 for additional information). Purchase obligations at June 30, 2025 also include $16,946,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the properties.
14. Stockholders' Equity
The following is a summary of our stockholders' equity capital accounts as of the dates indicated:

	June 30, 2025	December 31, 2024
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	1,400,000,000
Issued shares	665,249,281	637,056,054
Outstanding shares	665,119,829	635,289,329
Common Stock
In March 2025, we entered into an equity distribution agreement whereby we can offer and sell up to $7,500,000,000 aggregate amount of our common stock, which replaced our prior equity distribution agreement dated October 29, 2024 allowing us to sell up to $5,000,000,000 aggregate amount of our common stock (collectively, along with other previous agreements, referred to as the "ATM Program"). The ATM Program allows us to enter into forward sale agreements (none outstanding at June 30, 2025). As of June 30, 2025, we had $5,485,062,000 of remaining capacity under the ATM Program. During July 2025, we sold 2,823,204 shares of common stock under the ATM Program and 949,412 shares of common stock in lieu of cash consideration for the acquisition of real property.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our common stock issuances during the six months ended June 30, 2025 and 2024 (in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2024 Option exercises	5,390	$62.34	$336	$336
2024 ATM Program issuances	43,315,945	93.31	4,041,776	4,020,009
2024 Redemption of OP Units and DownREIT Units	494,941		—	—
2024 Stock incentive plans, net of forfeitures	93,248		—	—
2024 Totals	43,909,524		$4,042,112	$4,020,345

2025 Option exercises	22,967	$76.98	$1,768	$1,768
2025 ATM Program issuances	27,593,276	144.52	3,987,776	3,965,653
2025 Equity issuance (1)	1,563,904	153.51	240,075	240,075
2025 Redemption of OP Units and DownREIT Units	556,950		—	—
2025 Stock incentive plans, net of forfeitures	93,403		—	—
2025 Totals	29,830,500		$4,229,619	$4,207,496
(1) Relates to the re-issuance of treasury shares in lieu of cash consideration for the acquisition of real property. Please see Note 3 for additional information.
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2025		June 30, 2024
	Per Share	Amount	Per Share	Amount
Common stock	$1.34	$870,389	$1.22	$718,711
On July 28, 2025, the Board of Directors declared a cash dividend for the quarter ended June 30, 2025 of $0.74 per share, an increase of 10.4% from the prior quarter.
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Foreign currency translation	$(550,728)	$(1,276,625)
Derivative and financial instruments designated as hedges	384,714	916,844
Total accumulated other comprehensive income (loss)	$(166,014)	$(359,781)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which initially authorized up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board. Awards granted after March 28, 2022 are issued out of the 2022 Plan, while awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan, which allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. In April 2025, our Board of Directors adopted, subject to shareholder approval obtained in May 2025, an amendment to the 2022 Plan (the “Amended and Restated Plan”), primarily to increase the aggregate number of shares of common stock authorized for issuance by 10,000,000 shares, bringing the total of shares authorized under the plan to 20,000,000 shares. Stock-based compensation expense totaled $15,257,000 and $32,762,000 for the three and six months ended June 30, 2025, and $10,350,000 and $22,398,000 for the same periods in 2024.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic earnings per share - net income attributable to common stockholders	$301,888	$254,714	$559,845	$381,860

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	915	339	1,865	14
Numerator for diluted earnings per share	$302,803	$255,053	$561,710	$381,874

Denominator for basic earnings per share - weighted average shares	656,593	600,545	650,029	587,297
Effect of dilutive securities:
Employee stock options	595	103	577	86
Unvested restricted shares and units	3,146	1,483	3,061	1,273
OP Units and DownREIT Units	2,711	2,124	2,589	2,226
Employee stock purchase program	19	22	20	22
Exchangeable Notes	5,076	286	4,728	143
Dilutive potential common shares	11,547	4,018	10,975	3,750
Denominator for diluted earnings per share - adjusted weighted average shares	668,140	604,563	661,004	591,047

Basic earnings per share	$0.46	$0.42	$0.86	$0.65
Diluted earnings per share	$0.45	$0.42	$0.85	$0.65
The 2028 Exchangeable Notes and the 2029 Exchangeable Notes are included in the computation of diluted earnings per share for the three and six months ended June 30, 2025. The 2028 Exchangeable Notes are included in the computation of diluted earnings per share for the three and six months ended June 30, 2024.
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

WELLTOWER INC. AND SUBSIDIARIES
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in sales-type leases, net	$—	$—	$172,260	$172,260
Mortgage loans receivable	1,624,490	1,702,572	1,520,503	1,587,896
Other real estate loans receivable	177,370	179,815	284,541	286,096
Cash and cash equivalents	4,409,740	4,409,740	3,506,586	3,506,586
Restricted cash	113,771	113,771	204,871	204,871
Non-real estate loans receivable	230,277	226,186	222,542	219,813
Foreign currency forward contracts, interest rate swaps and cross currency swaps	1,570	1,570	99,968	99,968
Equity warrants	72,123	72,123	62,320	62,320

Financial liabilities:
Senior unsecured notes	$13,448,881	$14,224,425	$13,162,102	$13,276,784
Secured debt	2,522,222	2,470,154	2,338,155	2,271,886
Foreign currency forward contracts, interest rate swaps and cross currency swaps	298,904	298,904	13,001	13,001

Redeemable DownREIT Unitholder interests	$60,045	$60,045	$49,226	$49,226
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Equity warrants	$72,123	$—	$—	$72,123
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(297,334)	—	(297,334)	—
Totals	$(225,211)	$—	$(297,334)	$72,123
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value of equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Beginning balance	$62,320	$35,772
Mark-to-market adjustment	3,619	8,879
Effect of foreign currency	6,184	(335)
Ending balance	$72,123	$44,316
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 10.0% as of each of June 30, 2025 and 2024.
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
The following table summarizes information for the reportable segments for the three months ended June 30, 2025 (in thousands):

Three Months Ended June 30, 2025	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,971,044	$—	$—	$—	$1,971,044
Rental income	—	273,394	209,646	—	483,040
Interest income	—	—	—	62,057	62,057
Other income	4,688	360	2,165	24,890	32,103
Total revenues	1,975,732	273,754	211,811	86,947	2,548,244

Property operating expenses	1,438,277	8,652	62,834	4,948	1,514,711
Consolidated net operating income (loss)	$537,455	$265,102	$148,977	$81,999	1,033,533

Depreciation and amortization					495,036
Interest expense					141,157
General and administrative expenses					64,175
Loss (gain) on derivatives and financial instruments, net					(409)
Provision for loan losses, net					(1,113)
Impairment of assets					19,876
Other expenses					16,598
Income (loss) from continuing operations before income taxes and other items					298,213
Income tax (expense) benefit					(1,053)
Income (loss) from unconsolidated entities					(7,392)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					14,850
Income (loss) from continuing operations					304,618
Net income (loss)					$304,618
The following table summarizes significant expense categories by segment for the three months ended June 30, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$858,972	$20	$14,845	$—	$873,837
Utilities	78,287	115	12,613	—	91,015
Food	77,387	—	—	—	77,387
Repairs and maintenance	54,807	17	10,835	—	65,659
Property taxes	64,612	5,999	17,980	—	88,591
Other segment expenses(1)	304,212	2,501	6,561	4,948	318,222
Total property operating expenses	$1,438,277	$8,652	$62,834	$4,948	$1,514,711

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the three months ended June 30, 2024 (in thousands):

Three Months Ended June 30, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,393,473	$—	$—	$—	$1,393,473
Rental income	—	141,151	194,660	—	335,811
Interest income	—	—	—	63,453	63,453
Other income	1,900	931	2,577	26,739	32,147
Total revenues	1,395,373	142,082	197,237	90,192	1,824,884

Property operating expenses	1,034,906	10,495	61,185	4,711	1,111,297
Consolidated net operating income (loss)	$360,467	$131,587	$136,052	$85,481	713,587

Depreciation and amortization					382,045
Interest expense					133,424
General and administrative expenses					55,565
Loss (gain) on derivatives and financial instruments, net					(5,825)
Loss (gain) on extinguishment of debt, net					1,705
Provision for loan losses, net					5,163
Impairment of assets					2,394
Other expenses					48,684
Income (loss) from continuing operations before income taxes and other items					90,432
Income tax (expense) benefit					(1,101)
Income (loss) from unconsolidated entities					4,896
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					166,443
Income (loss) from continuing operations					260,670
Net income (loss)					$260,670
The following table summarizes significant expense categories by segment for the three months ended June 30, 2024 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$606,115	$21	$14,059	$—	$620,195
Utilities	59,890	98	12,690	—	72,678
Food	56,132	—	—	—	56,132
Repairs and maintenance	40,158	18	10,063	—	50,239
Property taxes	52,434	7,820	18,099	—	78,353
Other segment expenses(1)	220,177	2,538	6,274	4,711	233,700
Total property operating expenses	$1,034,906	$10,495	$61,185	$4,711	$1,111,297

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

The following table summarizes our total assets by segment for the periods presented (in thousands):

	As of
	June 30, 2025		December 31, 2024
Assets:	Amount	%	Amount	%
Seniors Housing Operating	$33,037,597	59.2%	$30,094,016	59.0%
Triple-net	8,880,142	15.9%	7,934,415	15.5%
Outpatient Medical	7,495,922	13.4%	7,530,815	14.8%
Non-segment/Corporate	6,419,834	11.5%	5,485,062	10.7%
Total	$55,833,495	100.0%	$51,044,308	100.0%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the six months ended June 30, 2025 (in thousands):

Six Months Ended June 30, 2025	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,835,574	$—	$—	$—	$3,835,574
Rental income	—	526,082	418,525	—	944,607
Interest income	—	2,111	—	122,436	124,547
Other income	8,029	591	4,302	53,681	66,603
Total revenues	3,843,603	528,784	422,827	176,117	4,971,331

Property operating expenses	2,822,961	17,470	127,440	9,230	2,977,101
Consolidated net operating income (loss)	$1,020,642	$511,314	$295,387	$166,887	1,994,230

Depreciation and amortization					980,905
Interest expense					286,119
General and administrative expenses					127,933
Loss (gain) on derivatives and financial instruments, net					(3,619)
Loss (gain) on extinguishment of debt, net					6,156
Provision for loan losses, net					(3,120)
Impairment of assets					72,278
Other expenses					30,658
Income (loss) from continuing operations before income taxes and other items					496,920
Income tax (expense) benefit					4,466
Income (loss) from unconsolidated entities					(6,129)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					66,627
Income (loss) from continuing operations					561,884
Net income (loss)					$561,884
The following table summarizes significant expense categories by segment for the six months ended June 30, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$1,677,136	$32	$28,540	$—	$1,705,708
Utilities	168,214	209	26,494	—	194,917
Food	149,192	—	—	—	149,192
Repairs and maintenance	107,790	46	22,378	—	130,214
Property taxes	126,545	11,966	36,224	—	174,735
Other segment expenses(1)	594,084	5,217	13,804	9,230	622,335
Total property operating expenses	$2,822,961	$17,470	$127,440	$9,230	$2,977,101

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,753,747	$—	$—	$—	$2,753,747
Rental income	—	362,895	390,568	—	753,463
Interest income	—	—	—	116,117	116,117
Other income	3,363	2,130	4,979	50,826	61,298
Total revenues	2,757,110	365,025	395,547	166,943	3,684,625

Property operating expenses	2,054,253	21,312	123,648	8,997	2,208,210
Consolidated net operating income (loss)	$702,857	$343,713	$271,899	$157,946	1,476,415

Depreciation and amortization					747,908
Interest expense					280,742
General and administrative expenses					108,883
Loss (gain) on derivatives and financial instruments, net					(8,879)
Loss (gain) on extinguishment of debt, net					1,711
Provision for loan losses, net					6,177
Impairment of assets					45,725
Other expenses					62,815
Income (loss) from continuing operations before income taxes and other items					231,333
Income tax (expense) benefit					(7,292)
Income (loss) from unconsolidated entities					(2,887)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					171,150
Income (loss) from continuing operations					392,304
Net income (loss)					$392,304

The following table summarizes significant expense categories by segment for the six months ended June 30, 2024 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$1,204,733	$41	$28,063	$—	$1,232,837
Utilities	127,530	187	24,652	—	152,369
Food	111,757	—	—	—	111,757
Repairs and maintenance	78,968	48	20,488	—	99,504
Property taxes	102,941	15,970	36,912	—	155,823
Other segment expenses(1)	428,324	5,066	13,533	8,997	455,920
Total property operating expenses	$2,054,253	$21,312	$123,648	$8,997	$2,208,210

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,944,405	76.3%	$1,530,174	83.9%	$3,833,740	77.2%	$3,077,070	83.5%
United Kingdom	416,809	16.4%	163,264	8.9%	792,316	15.9%	324,772	8.8%
Canada	187,030	7.3%	131,446	7.2%	345,275	6.9%	282,783	7.7%
Total	$2,548,244	100.0%	$1,824,884	100.0%	$4,971,331	100.0%	$3,684,625	100.0%

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Resident Fees and Services:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,446,648	73.4%	$1,148,809	82.4%	$2,840,656	74.1%	$2,246,148	81.6%
United Kingdom	356,939	18.1%	117,794	8.5%	678,768	17.7%	234,673	8.5%
Canada	167,457	8.5%	126,870	9.1%	316,150	8.2%	272,926	9.9%
Total	$1,971,044	100.0%	$1,393,473	100.0%	$3,835,574	100.0%	$2,753,747	100.0%

	As of
	June 30, 2025		December 31, 2024
Assets:	Amount	%	Amount	%
United States	$43,370,689	77.7%	$41,966,871	82.2%
United Kingdom	6,826,892	12.2%	5,892,598	11.5%
Canada	5,635,914	10.1%	3,184,839	6.3%
Total	$55,833,495	100.0%	$51,044,308	100.0%
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the six months ended June 30, 2025 and 2024 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
indirect subsidiaries remain in Luxembourg and Jersey. We reflect current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in our consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
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
20. Variable Interest Entities
We have entered into joint ventures and have certain subsidiaries that are either wholly owned by us or by consolidated joint ventures which own real estate investments and are deemed to be VIEs. Our VIEs primarily hold real estate assets within our Seniors Housing Operating and Triple-net portfolios, the nature and risk of which are consistent with our overall portfolio. We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the entities and the rights to receive residual returns or the obligation to absorb losses arising from the entities. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties. Additionally, we consolidate a levered entity that has been deemed a VIE and is invested in our Fund. We have no ownership interest in the entity but have concluded that we are the primary beneficiary primarily due to the guarantee of its unsecured debt to third parties. Accordingly, such entities have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Net real estate investments	$4,498,516	$3,503,190
Cash and cash equivalents	11,874	14,274
Receivables and other assets	214,086	152,071
Investments in unconsolidated entities	134,225	—
Total assets (1)	$4,858,701	$3,669,535

Liabilities and equity:
Senior unsecured notes	$120,615	$—
Secured debt	242,870	232,530
Lease liabilities	2,535	2,536
Accrued expenses and other liabilities	14,946	14,867
Total equity(2)	4,477,735	3,419,602
Total liabilities and equity	$4,858,701	$3,669,535
(1) As noted above, in the case of the VIE that invests in the Fund, Welltower has guaranteed the unsecured third party debt. For all other VIEs, assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and the VIEs' creditors do not have recourse to Welltower.
(2) Includes noncontrolling interests.
We recognized revenues from consolidated VIEs in the aggregate of $167,671,000 and $312,134,000 for the three and six months ended June 30, 2025, and $111,654,000 and $221,584,000 for the same periods in 2024, respectively.
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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Welltower Inc. has no material assets or liabilities other than its investment in Welltower OP LLC. Welltower OP LLC is generally the borrower under, and Welltower Inc. is the guarantor of, the unsecured notes described in Note 11 to our unaudited consolidated financial statements.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.664% as of June 30, 2025. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes issued by Welltower OP.
The following table summarizes our consolidated portfolio for the three months ended June 30, 2025 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$537,455	56.4%	1,221
Triple-net	265,102	27.9%	636
Outpatient Medical	148,977	15.7%	370
Totals	$951,534	100.0%	2,227

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
For the six months ended June 30, 2025, resident fees and services and rental income represented 77% and 19%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program or issue debt or equity securities, including through our ATM program. At June 30, 2025, we had $4,409,740,000 of cash and cash equivalents, $113,771,000 of restricted cash and $5,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the six months ended June 30, 2025:
•In March 2025, we entered into the ATM Program pursuant to which we may offer and sell up to $7,500,000,000 of common stock, which replaced our prior equity distribution agreement dated October 29, 2024, allowing us to sell up to $5,000,000,000 of common stock (collectively, along with other previous agreements, referred to as the "ATM Program"). During the six months ended June 30, 2025, we sold 27,593,276 shares of common stock under the ATM Program generating gross proceeds of approximately $3,987,776,000.
•During the six months ended June 30, 2025, we extinguished $286,454,000 of secured debt at a blended average interest rate of 5.40%.
•During the six months ended June 30, 2025, we assumed $469,130,000 of secured debt at a blended average interest rate of 4.45%.
•In June 2025, we repaid our $1,250,000,000 4.0% senior unsecured notes at maturity. Additionally, we completed the issuance of $600,000,000 of 4.5% senior unsecured notes due 2030 and $650,000,000 of 5.125% senior unsecured notes due 2035.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2025 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	91	$2,493,677	5.8%
Triple-net	88	1,348,880	9.0%
Outpatient Medical	1	24,398	5.8%
Totals	180	$3,866,955	7.0%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the six months ended June 30, 2025 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating(4)	30	$524,158	$471,786	9.1%
Triple-net	1	174,945	181,988	7.9%
Outpatient Medical(4)	1	27,174	5,541	5.9%
Totals	32	$726,277	$659,315	8.7%

(1) Represents cash and non-cash proceeds received upon disposition.
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
Dividends Our Board of Directors declared a cash dividend for the quarter ended June 30, 2025 of $0.74 per share. On August 21, 2025, we will pay our 217th consecutive quarterly cash dividend to stockholders of record on August 12, 2025.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2024	2024	2024	2024
Net income (loss)	$304,618	$257,266	$123,753	$456,800	$260,670	$131,634
NICS	301,888	257,957	119,971	449,849	254,714	127,146
FFO	825,717	765,197	637,140	635,817	493,773	556,703
NOI	1,033,533	960,697	841,530	842,962	713,587	762,828
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2024	2024	2024	2024
Net debt to book capitalization ratio	24%	26%	27%	28%	27%	29%
Net debt to undepreciated book capitalization ratio	19%	21%	22%	23%	22%	24%
Net debt to enterprise value ratio	10%	11%	13%	13%	15%	17%

Interest coverage ratio	6.75x	6.14x	4.94x	6.83x	5.59x	4.29x
Fixed charge coverage ratio	6.03x	5.58x	4.51x	6.37x	5.21x	3.98x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2024	2024	2024	2024
Property mix:(1)
Seniors Housing Operating	56%	55%	57%	51%	57%	50%
Triple-net	28%	28%	24%	30%	21%	31%
Outpatient Medical	16%	17%	19%	19%	22%	19%

Relationship mix: (1)
Cogir Management Corporation	8%	7%	7%	7%	8%	8%
Aspire Healthcare	6%	4%	3%	3%	4%	3%
Sunrise Senior Living	5%	5%	5%	5%	6%	5%
Care UK	5%	5%	6%	1%	1%	1%
Integra Healthcare Properties	5%	5%	6%	6%	8%	7%
Remaining relationships	71%	74%	73%	78%	73%	76%

Geographic mix:(1)
United Kingdom	13%	12%	14%	10%	10%	10%
California	10%	11%	12%	11%	13%	11%
Texas	10%	9%	5%	8%	9%	8%
Canada	8%	7%	6%	6%	7%	7%
Florida	7%	7%	7%	7%	9%	7%
Remaining geographic areas in the U.S.	52%	54%	56%	58%	52%	57%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Lease Expirations The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of June 30, 2025 (dollars in thousands):

	Expiration Year (1)
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
Triple-net:
Properties	16	7	4	4	5	19	5	154	43	1	368
Base rent (2)	$6,012	$12,548	$1,287	$6,484	$1,083	$42,044	$11,315	$151,544	$63,931	$420	$576,701
% of base rent	0.7%	1.4%	0.1%	0.7%	0.1%	4.8%	1.3%	17.4%	7.3%	—%	66.2%
Units/beds	521	1,068	569	565	257	2,043	423	9,119	3,331	81	42,964
% of units/beds	0.9%	1.8%	0.9%	0.9%	0.4%	3.4%	0.7%	15.0%	5.5%	0.1%	70.4%

Outpatient Medical:
Square feet	927,204	1,369,427	1,537,213	1,563,023	1,570,041	1,543,808	1,712,053	1,764,625	1,208,006	1,661,888	5,361,461
Base rent (2)	$28,666	$39,374	$47,989	$45,445	$46,416	$45,721	$50,781	$54,364	$32,671	$51,005	$162,091
% of base rent	4.7%	6.5%	7.9%	7.5%	7.7%	7.6%	8.4%	9.0%	5.4%	8.4%	26.9%
Leases	263	250	273	290	223	170	119	195	104	129	185
% of leases	11.9%	11.4%	12.4%	13.2%	10.1%	7.7%	5.4%	8.9%	4.7%	5.9%	8.4%

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

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	$	%
Cash, cash equivalents and restricted cash at beginning of period	$3,711,457	$2,076,083	$1,635,374	79%
Cash provided from (used in) operating activities	1,368,992	1,012,225	356,767	35%
Cash provided from (used in) investing activities	(3,427,273)	(1,859,742)	(1,567,531)	(84)%
Cash provided from (used in) financing activities	2,726,661	1,637,685	1,088,976	66%
Effect of foreign currency translation	143,674	(2,653)	146,327	5516%
Cash, cash equivalents and restricted cash at end of period	$4,523,511	$2,863,598	$1,659,913	58%
Operating Activities Please see "Results of Operations" for discussion of net income fluctuations. For the six months ended June 30, 2025 and 2024, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	$	%
New development	$238,561	$459,122	$(220,561)	(48.0)%
Recurring capital expenditures, tenant improvements and lease commissions	152,736	118,964	33,772	28.4%
Renovations, redevelopments and other capital improvements	320,493	178,638	141,855	79.4%
Total	$711,790	$756,724	$(44,934)	(5.9)%
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
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments. Financing activities that occurred during the six months ended June 30, 2025 are summarized above in "Key Transactions." Please also refer to Notes 10, 11 and 14 to our unaudited consolidated financial statements for additional information.
In January 2024, we repaid our $400,000,000 4.5% senior unsecured notes at maturity. In March 2024, we repaid our $950,000,000 3.625% senior unsecured notes at maturity.
During the six months ended June 30, 2024, we sold 43,315,945 shares of common stock under our ATM Programs generating gross proceeds of approximately $4,041,776,000.
Foreign Currency Translation The change in cash from foreign currency translation during the six months ended June 30, 2025 is primarily due to the mark-to-market adjustment of Canadian dollar funds sent to pre-fund the Amica Senior Lifestyles transaction. Please refer to Note 3 of our unaudited consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At June 30, 2025, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At June 30, 2025, we had 19 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2025 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$10,620,000	$—	$1,200,000	$3,870,000	$5,550,000
Canadian Dollar senior unsecured notes (2)	220,232	—	220,232	—	—
Pounds Sterling senior unsecured notes (2)	1,440,600	—	—	754,600	686,000
U.S. Dollar term credit facility	1,131,165	10,000	1,000,000	121,165	—
Canadian Dollar term credit facility (2)	183,527	—	183,527	—	—
Secured debt: (1,2)
Consolidated	2,667,962	52,749	623,912	614,627	1,376,674
Unconsolidated	776,143	124,586	108,178	25,032	518,347
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,428,342	269,557	979,274	696,560	1,482,951
Consolidated secured debt (2)	747,548	54,406	192,109	141,202	359,831
Unconsolidated secured debt (2)	199,816	19,711	65,839	60,853	53,413
Financing lease liabilities (4)	454,163	4,036	15,434	10,757	423,936
Operating lease liabilities (4)	2,422,978	42,682	175,847	173,926	2,030,523
Purchase obligations (5)	483,335	265,768	206,055	411	11,101
Total contractual obligations	$24,775,811	$843,495	$4,970,407	$6,469,133	$12,492,776

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
(5) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to asset acquisitions under contracts that have not yet closed as of June 30, 2025, including the acquisitions described in Note 3.

Capital Structure
Please refer to "Credit Strength" above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2025, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On March 28, 2025, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the "SEC") an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "New Registration Statement") covering an indeterminate amount of future offerings of Welltower's debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. In connection with the filing of the New Registration Statement, on March 28, 2025, Welltower filed with the SEC five prospectus supplements, as described below. On March 28, 2025, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan ("DRIP") under which it may issue up to 15,000,000 shares of common stock. As of July 25, 2025, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.
The first prospectus supplement filed in connection with the New Registration Statement related to the ATM Program (as defined below). On March 28, 2025, Welltower and Welltower OP entered into an equity distribution agreement (the "EDA") with (i) BofA Securities, Inc., BBVA Securities Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, Barclays Capital Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Citizens JMP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Huntington Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $7,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the "ATM Program"). The ATM Program also allows Welltower to enter into forward sale agreements. As of July 25, 2025, we had approximately $5,057,126,000 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
The fifth such prospectus supplement registered the offer and resale by the selling stockholder identified therein of up to 1,563,904 shares of common stock of Welltower Inc., which Welltower issued as consideration for its recent acquisition of certain properties.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes issued by Welltower OP are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.664% owned by Welltower as of June 30, 2025. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent, interest income and interest earned on short-term deposits. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI") and other supplemental measures include FFO and EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations related to these supplemental measures (in thousands, except per share data).

	Three Months Ended				Change			Six Months Ended				Change
	June 30,							June 30,
	2025		2024		Amount		%	2025		2024		Amount		%
Net income (loss)	$304,618		$260,670		$43,948		17%	$561,884		$392,304		$169,580		43%
NICS	301,888		254,714		47,174		19%	559,845		381,860		177,985		47%
FFO	825,717		493,773		331,944		67%	1,590,914		1,050,476		540,438		51%
EBITDA	941,864		777,240		164,624		21%	1,824,442		1,428,246		396,196		28%
NOI	1,033,533		713,587		319,946		45%	1,994,230		1,476,415		517,815		35%
SSNOI	668,586		587,002		81,584		14%	1,312,850		1,154,939		157,911		14%

Per share data (fully diluted):
NICS	$0.45		$0.42		$0.03		7%	$0.85		$0.65		$0.20		31%
FFO	$1.24		$0.82		$0.42		51%	$2.41		$1.78		$0.63		35%

Interest coverage ratio	6.75	x	5.59	x	1.16	x	21%	6.44	x	4.91	x	1.53	x	31%
Fixed charge coverage ratio	6.03	x	5.21	x	0.82	x	16%	5.80	x	4.57	x	1.23	x	27%
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	$	%	2025	2024	$	%
Revenues:
Resident fees and services	$1,971,044	$1,393,473	$577,571	41%	$3,835,574	$2,753,747	$1,081,827	39%
Other income	4,688	1,900	2,788	147%	8,029	3,363	4,666	139%
Total revenues	1,975,732	1,395,373	580,359	42%	3,843,603	2,757,110	1,086,493	39%
Property operating expenses	1,438,277	1,034,906	403,371	39%	2,822,961	2,054,253	768,708	37%
NOI (1)	537,455	360,467	176,988	49%	1,020,642	702,857	317,785	45%
Other expenses:
Depreciation and amortization	354,381	253,531	100,850	40%	695,137	490,327	204,810	42%
Interest expense	19,581	7,326	12,255	167%	35,850	18,512	17,338	94%
Loss (gain) on extinguishment of debt, net	—	1,705	(1,705)	(100)%	6,156	1,711	4,445	260%
Impairment of assets	10,240	1,778	8,462	476%	33,841	45,109	(11,268)	(25)%
Other expenses	14,957	37,724	(22,767)	(60)%	27,124	46,481	(19,357)	(42)%
	399,159	302,064	97,095	32%	798,108	602,140	195,968	33%

Income (loss) from continuing operations before income taxes and other items	138,296	58,403	79,893	137%	222,534	100,717	121,817	121%
Income (loss) from unconsolidated entities	(6,803)	(2,854)	(3,949)	(138)%	(8,785)	(7,436)	(1,349)	(18)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(1,244)	137,061	(138,305)	(101)%	52,038	141,663	(89,625)	(63)%
Income (loss) from continuing operations	130,249	192,610	(62,361)	(32)%	265,787	234,944	30,843	13%
Net income (loss)	130,249	192,610	(62,361)	(32)%	265,787	234,944	30,843	13%
Less: Net income (loss) attributable to noncontrolling interests	(686)	(468)	(218)	(47)%	(599)	(1,484)	885	60%
Net income (loss) attributable to common stockholders	$130,935	$193,078	$(62,143)	(32)%	$266,386	$236,428	$29,958	13%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Resident fees and services and property operating expenses increased for the three and six month periods ended June 30, 2025 compared to the same periods in the prior year primarily due to acquisitions, including the acquisition of Care UK as described in Note 3 to our consolidated financial statements, construction conversions, and the conversions of Triple-net properties to Seniors Housing Operating RIDEA structures throughout 2024. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2024	82.5%	82.8%	83.8%	84.8%
2025	85.1%	85.6%

(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	$	%	2025	2024	$	%
SSNOI (1)	$379,900	$309,094	$70,806	22.9%	$739,824	$601,001	$138,823	23.1%
(1) For the QTD Pool and YTD Pool, amounts relate to 673 and 667 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of acquisitions, dispositions and segment transitions. To the extent that we acquire, develop or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the six months ended June 30, 2025, we recorded $33,841,000 of impairment charges related to eight properties. During the six months ended June 30, 2024, we recorded impairment charges of $45,109,000 related to 11 properties.

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
During the six months ended June 30, 2025, we completed construction conversions representing $506,732,000 or $611,257 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of June 30, 2025
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2025	11	1,923	$73,055	$383,508
2026	9	1,321	196,345	126,155
2027	2	303	66,796	18,290
TBD(2)	3			46,665
Total	25			$574,618

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
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$2,253,663	$1,804,419	$2,042,583	$1,955,048
Debt issued	—	1,493	—	2,872
Debt assumed	152,261	—	469,130	—
Debt extinguished	(152,261)	(75,993)	(248,298)	(196,939)
Debt disposed(1)	—	(164,640)	—	(164,640)
Principal payments	(14,260)	(9,136)	(26,367)	(19,983)
Effect of foreign currency	46,710	(5,979)	49,065	(26,194)
Ending balance	$2,286,113	$1,550,164	$2,286,113	$1,550,164

Ending weighted average interest	4.16%	4.53%	4.16%	4.53%

(1) Please see Note 5 for additional information.
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
The following is a summary of our results of operations for the Triple-net segment (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	$	%	2025	2024	$	%
Revenues:
Rental income	$273,394	$141,151	$132,243	94%	$526,082	$362,895	$163,187	45%
Interest income	—	—	—	n/a	2,111	—	2,111	n/a
Other income	360	931	(571)	(61)%	591	2,130	(1,539)	(72)%
Total revenues	273,754	142,082	131,672	93%	528,784	365,025	163,759	45%
Property operating expenses	8,652	10,495	(1,843)	(18)%	17,470	21,312	(3,842)	(18)%
NOI (1)	265,102	131,587	133,515	101%	511,314	343,713	167,601	49%
Other expenses:
Depreciation and amortization	73,175	61,766	11,409	18%	150,859	124,301	26,558	21%
Interest expense	3,990	352	3,638	n/a	8,000	710	7,290	n/a
Impairment of assets	9,636	616	9,020	n/a	38,437	616	37,821	n/a
Other expenses	380	8,420	(8,040)	(95)%	1,010	9,625	(8,615)	(90)%
	87,181	71,154	16,027	23%	198,306	135,252	63,054	47%
Income (loss) from continuing operations before income taxes and other items	177,921	60,433	117,488	194%	313,008	208,461	104,547	50%
Income (loss) from unconsolidated entities	(575)	322	(897)	(279)%	(1,149)	(5,315)	4,166	78%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(547)	21,268	(21,815)	(103)%	(7,044)	21,294	(28,338)	(133)%
Income (loss) from continuing operations	176,799	82,023	94,776	116%	304,815	224,440	80,375	36%
Net income (loss)	176,799	82,023	94,776	116%	304,815	224,440	80,375	36%
Less: Net income (loss) attributable to noncontrolling interests	1,730	5,473	(3,743)	(68)%	(633)	10,971	(11,604)	(106)%
Net income attributable to common stockholders	$175,069	$76,550	$98,519	129%	$305,448	$213,469	$91,979	43%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
The increase in rental income was primarily due to the write-off of straight-line receivable and unamortized lease incentive balances of $97,674,000 during the six months ended June 30, 2024, which related to leases for which the collection of substantially all contractual lease payments was no longer deemed probable due primarily to agreements reached to convert Triple-net properties to Seniors Housing Operating RIDEA structures. Additionally, a portion of the increase in rental income can be attributed to acquisitions.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. During the six months ended June 30, 2025, our Triple-net portfolio had 31 leases with rental rate increases and a weighted average increase of 4.7%.
Interest income is primarily related to leases that were classified as sales-type leases.
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	$	%	2025	2024	$	%
SSNOI (1)	$154,305	$148,507	$5,798	3.9%	$307,385	$296,034	$11,351	3.8%
(1) For the QTD Pool and YTD Pool, amounts relate to 469 and 469 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the six months ended June 30, 2025, we recorded an impairment charge of $38,437,000 related to six properties. During the six months ended June 30, 2024, we recorded an impairment charge of $616,000 related to one property. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain (loss) on real estate dispositions and acquisitions of controlling interests, net were related to the volume, timing and price of related transactions.
Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$333,773	$38,023	$335,552	$38,260
Principal payments	(1,794)	(236)	(3,573)	(473)
Ending balance	$331,979	$37,787	$331,979	$37,787
Ending weighted average interest	3.44%	4.39%	3.44%	4.39%
A portion of our Triple-net property investments were formed through partnerships. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	$	%	2025	2024	$	%
Revenues:
Rental income	$209,646	$194,660	$14,986	8%	$418,525	$390,568	$27,957	7%
Other income	2,165	2,577	(412)	(16)%	4,302	4,979	(677)	(14)%
Total revenues	211,811	197,237	14,574	7%	422,827	395,547	27,280	7%
Property operating expenses	62,834	61,185	1,649	3%	127,440	123,648	3,792	3%
NOI (1)	148,977	136,052	12,925	10%	295,387	271,899	23,488	9%
Other expenses:
Depreciation and amortization	67,480	66,748	732	1%	134,909	133,280	1,629	1%
Interest expense	179	1,310	(1,131)	(86)%	(402)	3,028	(3,430)	(113)%
Other expenses	52	331	(279)	(84)%	57	940	(883)	(94)%
	67,711	68,389	(678)	(1)%	134,564	137,248	(2,684)	(2)%
Income (loss) from continuing operations before income taxes and other items	81,266	67,663	13,603	20%	160,823	134,651	26,172	19%
Income (loss) from unconsolidated entities	(2,339)	4,746	(7,085)	(149)%	(1,885)	4,320	(6,205)	(144)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	16,641	8,114	8,527	105%	21,633	8,193	13,440	164%
Income (loss) from continuing operations	95,568	80,523	15,045	19%	180,571	147,164	33,407	23%
Net income (loss)	95,568	80,523	15,045	19%	180,571	147,164	33,407	23%
Less: Net income (loss) attributable to noncontrolling interests	777	218	559	256%	1,550	(134)	1,684	n/a
Net income (loss) attributable to common stockholders	$94,791	$80,305	$14,486	18%	$179,021	$147,298	$31,723	22%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2024 and year to date in 2025. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the six months ended June 30, 2025, our consolidated Outpatient Medical portfolio signed 180,454 square feet of new leases and 889,273 square feet of renewals. The weighted-average term of these leases was 7 years, with a rate of $41.38 per square foot and tenant improvement and lease commission costs of $29.39 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 5.0%.
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	$	%	2025	2024	$	%
SSNOI (1)	$134,381	$129,401	$4,980	3.8%	$265,641	$257,904	$7,737	3.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 417 and 416 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Changes in the gain (loss) on real estate dispositions and acquisitions of controlling interests, net were related to the volume, timing, and price of related transactions.
During the six months ended June 30, 2025, we completed construction conversions representing $267,916,000 or $545 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

As of June 30, 2025
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2025	2	155,370	$30,660	$42,032
TBD(1)	1			34,396
Total	3			$76,428

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$64,734	$228,334	$89,088	$229,137
Debt extinguished	(14,360)	(14,866)	(38,156)	(14,866)
Principal payments	(504)	(735)	(1,062)	(1,538)
Ending balance	$49,870	$212,733	$49,870	$212,733

Ending weighted average interest	4.50%	5.51%	4.50%	5.51%
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
The following is a summary of our results of operations for the Non-segment/Corporate activities for the periods presented (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	$	%	2025	2024	$	%
Revenues:
Interest income	$62,057	$63,453	$(1,396)	-2%	$122,436	$116,117	$6,319	5%
Other income	24,890	26,739	(1,849)	(7)%	53,681	50,826	2,855	6%
Total revenues	86,947	90,192	(3,245)	(4)%	176,117	166,943	9,174	5%
Property operating expenses	4,948	4,711	237	5%	9,230	8,997	233	3%
NOI(1)	81,999	85,481	(3,482)	(4)%	166,887	157,946	8,941	6%
Other expenses:
Interest expense	117,407	124,436	(7,029)	(6)%	242,671	258,492	(15,821)	(6)%
General and administrative expenses	64,175	55,565	8,610	15%	127,933	108,883	19,050	17%
Loss (gain) on derivatives and financial instruments, net	(409)	(5,825)	5,416	93%	(3,619)	(8,879)	5,260	59%
Provision for loan losses, net	(1,113)	5,163	(6,276)	(122)%	(3,120)	6,177	(9,297)	(151)%
Other expenses	1,209	2,209	(1,000)	(45)%	2,467	5,769	(3,302)	(57)%
	181,269	181,548	(279)	—%	366,332	370,442	(4,110)	(1)%
Income (loss) from continuing operations before income taxes and other items	(99,270)	(96,067)	(3,203)	(3)%	(199,445)	(212,496)	13,051	6%
Income tax benefit (expense)	(1,053)	(1,101)	48	4%	4,466	(7,292)	11,758	161%
Income (loss) from unconsolidated entities	2,325	2,682	(357)	(13)%	5,690	5,544	146	3%
Income (loss) from continuing operations	(97,998)	(94,486)	(3,512)	(4)%	(189,289)	(214,244)	24,955	12%
Net income (loss)	(97,998)	(94,486)	(3,512)	(4)%	(189,289)	(214,244)	24,955	12%
Less: Net income (loss) attributable to noncontrolling interests	909	733	176	24%	1,721	1,091	630	58%
Net income (loss) attributable to common stockholders	$(98,907)	$(95,219)	$(3,688)	(4)%	$(191,010)	$(215,335)	$24,325	11%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-segment/Corporate interest expense for the periods presented (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	$	%	2025	2024	$	%
Senior unsecured notes	$104,214	$118,212	$(13,998)	(12)%	$220,638	$246,172	$(25,534)	(10)%
Unsecured credit facility and commercial paper program	3,443	1,533	1,910	125%	5,021	3,068	1,953	64%
Loan expense	9,750	4,691	5,059	108%	17,012	9,252	7,760	84%
Totals	$117,407	$124,436	$(7,029)	(6)%	$242,671	$258,492	$(15,821)	(6)%
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
General and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2025 and 2024 were 2.57% and 2.96%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the HC-One Group transactions that closed in 2021 and 2023.
The fluctuation in provision for loan losses, net is related to adjustments to reserves for loan losses under the current expected credit losses accounting standard.
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2025	2025	2024	2024	2024	2024
Net income (loss) attributable to common stockholders	$301,888	$257,957	$119,971	$449,849	$254,714	$127,146
Depreciation and amortization	495,036	485,869	480,406	403,779	382,045	365,863
Impairment of assets	19,876	52,402	23,647	23,421	2,394	43,331
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(14,850)	(51,777)	(8,195)	(272,266)	(166,443)	(4,707)
Noncontrolling interests	(6,256)	(9,468)	(6,667)	(5,801)	(6,348)	(11,996)
Unconsolidated entities	30,023	30,214	27,978	36,835	27,411	37,066
FFO	$825,717	$765,197	$637,140	$635,817	$493,773	$556,703

Average diluted shares outstanding	668,140	653,795	634,259	618,306	604,563	577,530

Per diluted share data:
Net income attributable to common stockholders(1)	$0.45	$0.40	$0.19	$0.73	$0.42	$0.22
FFO	$1.24	$1.17	$1.00	$1.03	$0.82	$0.96

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,
FFO Reconciliations:	2025	2024
Net income (loss) attributable to common stockholders	$559,845	$381,860
Depreciation and amortization	980,905	747,908
Impairment of assets	72,278	45,725
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(66,627)	(171,150)
Noncontrolling interests	(15,724)	(18,344)
Unconsolidated entities	60,237	64,477
FFO	$1,590,914	$1,050,476

Average diluted common shares outstanding:	661,004	591,047

Per diluted share data:
Net income attributable to common stockholders(1)	$0.85	$0.65
FFO	$2.41	$1.78

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The tables below reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2025	2025	2024	2024	2024	2024
Net income (loss)	$304,618	$257,266	$123,753	$456,800	$260,670	$131,634
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(14,850)	(51,777)	(8,195)	(272,266)	(166,443)	(4,707)
Loss (income) from unconsolidated entities	7,392	(1,263)	(6,429)	4,038	(4,896)	7,783
Income tax expense (benefit)	1,053	(5,519)	114	(4,706)	1,101	6,191
Other expenses	16,598	14,060	34,405	20,239	48,684	14,131
Impairment of assets	19,876	52,402	23,647	23,421	2,394	43,331
Provision for loan losses, net	(1,113)	(2,007)	(245)	4,193	5,163	1,014
Loss (gain) on extinguishment of debt, net	—	6,156	—	419	1,705	6
Loss (gain) on derivatives and financial instruments, net	(409)	(3,210)	(9,102)	(9,906)	(5,825)	(3,054)
General and administrative expenses	64,175	63,758	48,707	77,901	55,565	53,318
Depreciation and amortization	495,036	485,869	480,406	403,779	382,045	365,863
Interest expense	141,157	144,962	154,469	139,050	133,424	147,318
Consolidated net operating income (NOI)	$1,033,533	$960,697	$841,530	$842,962	$713,587	$762,828

NOI by segment:
Seniors Housing Operating	$537,455	$483,187	$430,689	$378,135	$360,467	$342,390
Triple-net	265,102	246,212	185,032	219,304	131,587	212,126
Outpatient Medical	148,977	146,410	142,361	142,217	136,052	135,847
Non-segment/Corporate	81,999	84,888	83,448	103,306	85,481	72,465
Total NOI	$1,033,533	$960,697	$841,530	$842,962	$713,587	$762,828

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,
NOI Reconciliations:	2025	2024
Net income (loss)	$561,884	$392,304
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(66,627)	(171,150)
Loss (income) from unconsolidated entities	6,129	2,887
Income tax expense (benefit)	(4,466)	7,292
Other expenses	30,658	62,815
Impairment of assets	72,278	45,725
Provision for loan losses, net	(3,120)	6,177
Loss (gain) on extinguishment of debt, net	6,156	1,711
Loss (gain) on derivatives and financial instruments, net	(3,619)	(8,879)
General and administrative expenses	127,933	108,883
Depreciation and amortization	980,905	747,908
Interest expense	286,119	280,742
Consolidated net operating income (NOI)	$1,994,230	$1,476,415

NOI by segment:
Seniors Housing Operating	$1,020,642	$702,857
Triple-net	511,314	343,713
Outpatient Medical	295,387	271,899
Non-segment/corporate	166,887	157,946
Total NOI	$1,994,230	$1,476,415

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,221	636	370	2,227	1,221	636	370	2,227
Unconsolidated properties	88	—	76	164	88	—	76	164
Total properties	1,309	636	446	2,391	1,309	636	446	2,391
Recent acquisitions/development conversions(1)	(206)	(110)	(12)	(328)	(212)	(110)	(13)	(335)
Under development	(24)	—	(2)	(26)	(24)	—	(2)	(26)
Under redevelopment(2)	—	(1)	(2)	(3)	—	(1)	(2)	(3)
Current held for sale	(10)	(8)	(3)	(21)	(10)	(8)	(3)	(21)
Land parcels, loans and leased properties	(108)	(4)	(9)	(121)	(108)	(4)	(9)	(121)
Transitions(3)	(283)	(42)	—	(325)	(283)	(42)	—	(325)
Other(4)	(5)	(2)	(1)	(8)	(5)	(2)	(1)	(8)
Same store properties	673	469	417	1,559	667	469	416	1,552

(1) Acquisitions and development conversions will enter the QTD Pool after five full quarters and YTD Pool after six full quarters from acquisition or certificate of occupancy.
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

	QTD Pool		YTD Pool
	Three Months Ended		Six Months Ended
	June 30,		June 30,
SSNOI Reconciliations:	2025	2024	2025	2024

Seniors Housing Operating:
Consolidated NOI	$537,455	$360,467	$1,020,642	$702,857
NOI attributable to unconsolidated investments	18,381	23,041	38,927	44,822
NOI attributable to noncontrolling interests	(12,726)	(11,756)	(25,811)	(28,808)
NOI attributable to non-same store properties	(157,200)	(58,718)	(285,990)	(113,718)
Non-cash NOI attributable to same store properties	(1,509)	(2,557)	(4,018)	(5,077)
Currency and ownership adjustments (1)	(4,501)	(1,383)	(3,926)	925
SSNOI at Welltower Share	379,900	309,094	739,824	601,001

Triple-net:
Consolidated NOI	265,102	131,587	$511,314	343,713
NOI attributable to unconsolidated investments	—	1,265	—	2,348
NOI attributable to noncontrolling interests	(3,690)	(8,041)	(7,407)	(16,043)
NOI attributable to non-same store properties	(86,510)	41,078	(156,778)	984
Non-cash NOI attributable to same store properties	(18,924)	(20,201)	(37,641)	(40,478)
Currency and ownership adjustments (1)	(1,673)	2,819	(2,103)	5,510
SSNOI at Welltower Share	154,305	148,507	307,385	296,034

Outpatient Medical:
Consolidated NOI	148,977	136,052	295,387	271,899
NOI attributable to unconsolidated investments	4,170	4,313	8,204	9,024
NOI attributable to noncontrolling interests	(2,626)	(2,301)	(5,181)	(5,024)
NOI attributable to non-same store properties	(10,712)	(3,176)	(22,421)	(9,268)
Non-cash NOI attributable to same store properties	(5,428)	(5,548)	(10,349)	(8,855)
Currency and ownership adjustments (1)	—	61	1	128
SSNOI at Welltower Share	134,381	129,401	265,641	257,904

SSNOI at Welltower Share:
Seniors Housing Operating	379,900	309,094	739,824	601,001
Triple-net	154,305	148,507	307,385	296,034
Outpatient Medical	134,381	129,401	265,641	257,904
Total	$668,586	$587,002	$1,312,850	$1,154,939

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

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2025		2025		2024		2024		2024		2024
Net income (loss)	$304,618		$257,266		$123,753		$456,800		$260,670		$131,634
Interest expense	141,157		144,962		154,469		139,050		133,424		147,318
Income tax expense (benefit)	1,053		(5,519)		114		(4,706)		1,101		6,191
Depreciation and amortization	495,036		485,869		480,406		403,779		382,045		365,863
EBITDA	$941,864		$882,578		$758,742		$994,923		$777,240		$651,006

Interest Coverage Ratio:
Interest expense	$141,157		$144,962		$154,469		$139,050		$133,424		$147,318
Capitalized interest	8,653		11,520		14,160		15,668		14,478		13,809
Non-cash interest expense	(10,231)		(12,625)		(15,143)		(9,008)		(8,953)		(9,284)
Total interest	139,579		143,857		153,486		145,710		138,949		151,843
EBITDA	$941,864		$882,578		$758,742		$994,923		$777,240		$651,006
Interest coverage ratio	6.75	x	6.14	x	4.94	x	6.83	x	5.59	x	4.29	x

Fixed Charge Coverage Ratio:
Total interest	$139,579		$143,857		$153,486		$145,710		$138,949		$151,843
Secured debt principal payments	16,558		14,444		14,918		10,417		10,107		11,887
Total fixed charges	156,137		158,301		168,404		156,127		149,056		163,730
EBITDA	$941,864		$882,578		$758,742		$994,923		$777,240		$651,006
Fixed charge coverage ratio	6.03	x	5.58	x	4.51	x	6.37	x	5.21	x	3.98	x

	Six Months Ended
	June 30,
EBITDA Reconciliations:	2025		2024
Net income (loss)	$561,884		$392,304
Interest expense	286,119		280,742
Income tax expense (benefit)	(4,466)		7,292
Depreciation and amortization	980,905		747,908
EBITDA	$1,824,442		$1,428,246

Interest Coverage Ratio:
Interest expense	$286,119		$280,742
Non-cash interest expense	(22,856)		(18,237)
Capitalized interest	20,173		28,287
Total interest	283,436		290,792
EBITDA	$1,824,442		$1,428,246
Interest coverage ratio	6.44	x	4.91	x

Fixed Charge Coverage Ratio:
Total interest	$283,436		$290,792
Secured debt principal payments	31,002		21,994
Total fixed charges	314,438		312,786
EBITDA	$1,824,442		$1,428,246
Fixed charge coverage ratio	5.80	x	4.57	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2025		2025		2024		2024		2024		2024
Net income (loss)	$1,142,437		$1,098,489		$972,857		$937,544		$615,466		$461,138
Interest expense	579,638		571,905		574,261		574,366		591,848		610,761
Income tax expense (benefit)	(9,058)		(9,010)		2,700		(2,182)		7,108		9,510
Depreciation and amortization	1,865,090		1,752,099		1,632,093		1,532,417		1,467,952		1,427,852
EBITDA	3,578,107		3,413,483		3,181,911		3,042,145		2,682,374		2,509,261
Loss (income) from unconsolidated entities	3,738		(8,550)		496		8,933		8,926		54,154
Stock-based compensation expense	85,827		80,645		74,482		69,542		38,364		38,829
Loss (gain) on extinguishment of debt, net	6,575		8,280		2,130		2,130		1,712		8
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(347,088)		(498,681)		(451,611)		(441,633)		(240,469)		(71,858)
Impairment of assets	119,346		101,864		92,793		84,140		68,107		66,799
Provision for loan losses, net	828		7,104		10,125		12,887		12,753		10,046
Loss (gain) on derivatives and financial instruments, net	(22,627)		(28,043)		(27,887)		(26,000)		(13,209)		(6,104)
Other expenses	85,302		117,388		117,459		119,361		137,342		99,727
Lease termination and leasehold interest adjustment (1)	—		—		—		—		—		(65,485)
Casualty losses, net of recoveries	14,488		13,945		12,261		8,373		6,163		7,778
Other impairment (2)	42,582		130,296		139,652		102,007		114,316		25,998
Adjusted EBITDA	$3,567,078		$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153

Adjusted Interest Coverage Ratio:
Interest expense	$579,638		$571,905		$574,261		$574,366		$591,848		$610,761
Capitalized interest	50,001		55,826		58,115		58,502		56,781		54,173
Non-cash interest expense	(47,007)		(45,729)		(42,388)		(33,116)		(30,824)		(27,695)
Total interest	582,632		582,002		589,988		599,752		617,805		637,239
Adjusted EBITDA	$3,567,078		$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153
Adjusted interest coverage ratio	6.12	x	5.73	x	5.34	x	4.97	x	4.56	x	4.19	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$582,632		$582,002		$589,988		$599,752		$617,805		$637,239
Secured debt principal payments	56,337		49,886		47,329		44,841		47,289		51,021
Total fixed charges	638,969		631,888		637,317		644,593		665,094		688,260
Adjusted EBITDA	$3,567,078		$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153
Adjusted fixed charge coverage ratio	5.58	x	5.28	x	4.95	x	4.63	x	4.23	x	3.88	x

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

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2024	2024	2024	2024
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—	$—
Long-term debt obligations (1)	16,079,566	15,831,799	15,608,294	15,854,937	14,027,128	14,285,686
Cash and cash equivalents and restricted cash	(4,523,511)	(3,610,285)	(3,711,457)	(3,784,408)	(2,863,598)	(2,478,335)
Total net debt	11,556,055	12,221,514	11,896,837	12,070,529	11,163,530	11,807,351
Total equity and noncontrolling interests(2)	36,546,301	34,581,977	32,572,586	31,064,003	29,688,579	28,547,908
Book capitalization	$48,102,356	$46,803,491	$44,469,423	$43,134,532	$40,852,109	$40,355,259
Net debt to book capitalization ratio	24%	26%	27%	28%	27%	29%

Undepreciated book capitalization:
Total net debt	$11,556,055	$12,221,514	$11,896,837	$12,070,529	$11,163,530	$11,807,351
Accumulated depreciation and amortization	11,673,306	11,092,885	10,626,263	10,276,509	9,908,007	9,537,562
Total equity and noncontrolling interests(2)	36,546,301	34,581,977	32,572,586	31,064,003	29,688,579	28,547,908
Undepreciated book capitalization	$59,775,662	$57,896,376	$55,095,686	$53,411,041	$50,760,116	$49,892,821
Net debt to undepreciated book capitalization ratio	19%	21%	22%	23%	22%	24%

Enterprise value:
Common shares outstanding	665,120	651,889	635,289	618,396	608,151	590,934
Period end share price	$153.73	$153.21	$126.03	$128.03	$104.25	$93.44
Common equity market capitalization	$102,248,898	$99,875,914	$80,065,473	$79,173,240	$63,399,742	$55,216,873
Total net debt	11,556,055	12,221,514	11,896,837	12,070,529	11,163,530	11,807,351
Noncontrolling interests(2)	645,775	625,218	616,378	729,722	712,153	999,965
Consolidated enterprise value	$114,450,728	$112,722,646	$92,578,688	$91,973,491	$75,275,425	$68,024,189
Net debt to consolidated enterprise value ratio	10%	11%	13%	13%	15%	17%

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
Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further information on significant accounting policies that impact us. There have been no material changes to these policies to date in 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	June 30, 2025		December 31, 2024
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$11,730,832	$(543,317)	$12,142,890	$(471,517)
Secured debt	2,429,712	(106,624)	2,225,542	(94,922)
Totals	$14,160,544	$(649,941)	$14,368,432	$(566,439)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At June 30, 2025, we had $2,102,942,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $21,029,000. At December 31, 2024, we had $1,425,256,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $14,253,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2025, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $22,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and healthcare properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling.
We have entered into various foreign currency debt obligations. As of June 30, 2025, the total principal amount of foreign currency debt obligations was $2,722,784,000, including $1,440,600,000 denominated in British Pounds Sterling and $1,282,184,000 denominated in Canadian Dollars. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 1% in comparison to these foreign currencies as of June 30, 2025, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $27,228,000.
We are also party to cross-currency interest rate swaps. As of June 30, 2025, the total notional amount of cross-currency interest rate swap contracts was $6,345,249,000, including $2,100,131,000 denominated in British Pounds Sterling and $4,245,118,000 denominated in Canadian Dollars. If the U.S. Dollar weakened or strengthened by 1% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $63,452,000.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2025, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended June 30, 2025 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2025 through April 30, 2025	5,836	$150.80	—	$3,000,000,000
May 1, 2025 through May 31, 2025	—	—	—	3,000,000,000
June 1, 2025 through June 30, 2025	1,053	149.88	—	3,000,000,000
Totals	6,889	$150.66	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended June 30, 2025, we redeemed 2,269 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended June 30, 2025.
Item 5. Other Information
(c) Trading Plans
During the three months ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

3.1	Amendment No. 2 to Limited Liability Company Agreement of Welltower OP LLC dated as of June 4, 2025.
4.1
Supplemental Indenture No. 24, dated as of June 27, 2025, among Welltower OP LLC, as issuer, the Company, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.3 to the Company's Form 8-K filed June 27, 2025 (File No. 001-08923), and incorporated herein by reference thereto).

10.1
Welltower Inc. Amended and Restated 2022 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed May 23, 2025 (File No. 001-08923), and incorporated by reference thereto).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-President and Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Co-President and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	July 29, 2025	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2025	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Co-President and Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2025	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)