Form 10-Q
period 2025-09-30
WELLTOWER INC.
filed 2025-10-28
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 24, 2025, Welltower Inc. had 686,328,043 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2025 (Unaudited)	December 31, 2024 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$5,146,696	$5,271,418
Buildings and improvements	42,496,555	42,207,735
Acquired lease intangibles	2,189,639	2,548,766
Real property held for sale, net of accumulated depreciation	5,091,216	51,866
Construction in progress	511,574	1,219,720
Less accumulated depreciation and amortization	(10,107,309)	(10,626,263)
Net real property owned	45,328,371	40,673,242
Right of use assets, net	1,250,447	1,201,131
Investments in sales-type leases, net	—	172,260
Real estate loans receivable, net of credit allowance	1,773,788	1,805,044
Net real estate investments	48,352,606	43,851,677
Other assets:
Investments in unconsolidated entities	1,835,979	1,768,772
Cash and cash equivalents	6,806,507	3,506,586
Restricted cash	134,066	204,871
Receivables and other assets	2,375,644	1,712,402
Total other assets	11,152,196	7,192,631
Total assets	$59,504,802	$51,044,308

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	14,365,008	13,162,102
Secured debt	2,487,354	2,338,155
Lease liabilities	1,311,600	1,258,099
Accrued expenses and other liabilities	2,028,458	1,713,366
Total liabilities	20,192,420	18,471,722
Redeemable noncontrolling interests	284,364	256,220
Equity:
Common stock	684,229	637,002
Capital in excess of par value	47,054,892	40,016,503
Treasury stock	(14,340)	(114,176)
Cumulative net income	10,937,128	10,096,724
Cumulative dividends	(19,687,645)	(18,320,064)
Accumulated other comprehensive income (loss)	(217,446)	(359,781)
Total Welltower Inc. stockholders' equity	38,756,818	31,956,208
Noncontrolling interests	271,200	360,158
Total equity	39,028,018	32,316,366
Total liabilities and equity	$59,504,802	$51,044,308
Note: The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Resident fees and services	$2,061,370	$1,511,524	$5,896,944	$4,265,271
Rental income	499,475	430,486	1,444,082	1,183,949
Interest income	67,216	69,046	191,763	185,163
Other income	57,631	44,607	124,234	105,905
Total revenues	2,685,692	2,055,663	7,657,023	5,740,288

Expenses:
Property operating expenses	1,577,048	1,212,701	4,554,149	3,420,911
Depreciation and amortization	509,812	403,779	1,490,717	1,151,687
Interest expense	162,052	139,050	448,171	419,792
General and administrative expenses	63,124	77,901	191,057	186,784
Loss (gain) on derivatives and financial instruments, net	31,682	(9,906)	28,063	(18,785)
Loss (gain) on extinguishment of debt, net	—	419	6,156	2,130
Provision for loan losses, net	1,088	4,193	(2,032)	10,370
Impairment of assets	3,081	23,421	75,359	69,146
Other expenses	44,699	20,239	75,357	83,054
Total expenses	2,392,586	1,871,797	6,866,997	5,325,089

Income (loss) from continuing operations before income taxes and other items	293,106	183,866	790,026	415,199
Income tax (expense) benefit	(2,335)	4,706	2,131	(2,586)
Income (loss) from unconsolidated entities	(12,610)	(4,038)	(18,739)	(6,925)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	4,025	272,266	70,652	443,416
Income (loss) from continuing operations	282,186	456,800	844,070	849,104

Net income (loss)	282,186	456,800	844,070	849,104
Less: Net income (loss) attributable to noncontrolling interests(1)	1,627	6,951	3,666	17,395
Net income (loss) attributable to common stockholders	$280,559	$449,849	$840,404	$831,709

Weighted average number of common shares outstanding:
Basic	672,407	611,290	657,571	595,353
Diluted	685,399	618,306	669,218	600,191

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.42	$0.75	$1.28	$1.43
Net income (loss) attributable to common stockholders	$0.42	$0.74	$1.28	$1.40

Diluted:
Income (loss) from continuing operations	$0.41	$0.74	$1.26	$1.41
Net income (loss) attributable to common stockholders(2)	$0.41	$0.73	$1.26	$1.39

Dividends declared and paid per common share	$0.74	$0.67	$2.08	$1.89
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$282,186	$456,800	$844,070	$849,104

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(207,037)	247,194	521,942	133,024
Derivative and financial instruments designated as hedges gain (loss)	154,461	(194,988)	(377,669)	(125,277)
Total other comprehensive income (loss)	(52,576)	52,206	144,273	7,747

Total comprehensive income (loss)	229,610	509,006	988,343	856,851
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	483	7,730	5,565	9,938
Total comprehensive income (loss) attributable to common stockholders	$229,127	$501,276	$982,778	$846,913

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2025
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2025	$637,002	$40,016,503	$(114,176)	$10,096,724	$(18,320,064)	$(359,781)	$360,158	$32,316,366
Comprehensive income:
Net income (loss)				257,957			(1,789)	256,168
Other comprehensive income (loss)						50,145	(53)	50,092
Total comprehensive income								306,260
Net change in noncontrolling interests		(156,107)					26,379	(129,728)
Adjustment to members' interest from change in ownership in Welltower OP		(31,806)					31,806	—
Redemption of OP Units and DownREIT Units	554	68,190					(68,744)	—
Amounts related to stock incentive plans, net of forfeitures	128	16,637	(5,331)					11,434
Net proceeds from issuance of common stock	14,404	2,117,486	99,335					2,231,225
Common stock dividends paid					(431,041)			(431,041)
Balances at March 31, 2025	$652,088	$42,030,903	$(20,172)	$10,354,681	$(18,751,105)	$(309,636)	$347,757	$34,304,516
Comprehensive income:
Net income (loss)				301,888			761	302,649
Other comprehensive income (loss)						143,622	582	144,204
Total comprehensive income								446,853
Net change in noncontrolling interests		(34,344)					12,514	(21,830)
Adjustment to members' interest from change in ownership in Welltower OP		(6,932)					6,932	—
Redemption of OP Units and DownREIT Units	3	(11,576)					(5,958)	(17,531)
Amounts related to stock incentive plans, net of forfeitures	(65)	10,286	6,228					16,449
Net proceeds from issuance of common stock	13,212	1,960,793						1,974,005
Common stock dividends paid					(439,348)			(439,348)
Balances at June 30, 2025	$665,238	$43,949,130	$(13,944)	$10,656,569	$(19,190,453)	$(166,014)	$362,588	$36,263,114
Comprehensive income:
Net income (loss)				280,559			1,213	281,772
Other comprehensive income (loss)						(51,432)	(151)	(51,583)
Total comprehensive income								230,189
Net change in noncontrolling interests		6,202					(101,905)	(95,703)
Adjustment to members' interest from change in ownership in Welltower OP		(9,614)					9,614	—
Redemption of OP Units and DownREIT Units	3	156					(159)	—
Amounts related to stock incentive plans, net of forfeitures	7	15,553	(396)					15,164
Net proceeds from issuance of common stock	18,981	3,093,465						3,112,446
Common stock dividends paid					(497,192)			(497,192)
Balances at September 30, 2025	$684,229	$47,054,892	$(14,340)	$10,937,128	$(19,687,645)	$(217,446)	$271,200	$39,028,018

	Nine Months Ended September 30, 2024
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2024	$565,894	$32,741,949	$(111,578)	$9,145,044	$(16,773,773)	$(163,160)	$676,746	$26,081,122
Comprehensive income:
Net income (loss)				127,146			4,180	131,326
Other comprehensive income (loss)						(17,677)	(6,075)	(23,752)
Total comprehensive income								107,574
Net change in noncontrolling interests		(19,282)					6,191	(13,091)
Adjustment to members' interest from change in ownership in Welltower OP		(18,852)					18,852	—
Redemption of OP Units and DownREIT Units	19	825					(844)	—
Amounts related to stock incentive plans, net of forfeitures	112	11,936	(3,264)					8,784
Net proceeds from issuance of common stock	26,612	2,388,521						2,415,133
Common stock dividends paid					(352,529)			(352,529)
Balances at March 31, 2024	$592,637	$35,105,097	$(114,842)	$9,272,190	$(17,126,302)	$(180,837)	$699,050	$28,246,993
Comprehensive income:
Net income (loss)				254,714			5,806	260,520
Other comprehensive income (loss)						(18,656)	(95)	(18,751)
Total comprehensive income								241,769
Net change in noncontrolling interests		(49,943)				(46,969)	(256,613)	(353,525)
Adjustment to members' interest from change in ownership in Welltower OP		(1,833)					1,833	—
Redemption of OP Units and DownREIT Units	476	42,636					(101)	43,011
Amounts related to stock incentive plans, net of forfeitures	36	11,028	168					11,232
Net proceeds from issuance of common stock	16,710	1,586,298						1,603,008
Common stock dividends paid					(366,182)			(366,182)
Balances at June 30, 2024	$609,859	$36,693,283	$(114,674)	$9,526,904	$(17,492,484)	$(246,462)	$449,880	$29,426,306
Comprehensive income:
Net income (loss)				449,849			5,874	455,723
Other comprehensive income (loss)						51,324	87	51,411
Total comprehensive income								507,134
Net change in noncontrolling interests		(19,175)					7,365	(11,810)
Adjustment to members' interest from change in ownership in Welltower OP		3,666					(3,666)	—
Amounts related to stock incentive plans, net of forfeitures	6	39,912	(202)					39,716
Net proceeds from issuance of common stock	10,242	1,231,349						1,241,591
Common stock dividends paid					(409,116)			(409,116)
Balances at September 30, 2024	$620,107	$37,949,035	$(114,876)	$9,976,753	$(17,901,600)	$(195,138)	$459,540	$30,793,821

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$844,070	$849,104
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,490,717	1,151,687
Other amortization expenses	42,161	43,165
Provision for loan losses, net	(2,032)	10,370
Impairment of assets	75,359	69,146
Stock-based compensation expense	48,348	62,308
Loss (gain) on derivatives and financial instruments, net	28,063	(18,785)
Loss (gain) on extinguishment of debt, net	6,156	2,130
Loss (income) from unconsolidated entities	18,739	6,925
Rental income less than (in excess of) cash received	(147,948)	(31,805)
Amortization related to above (below) market leases, net	(1,228)	166
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(70,652)	(443,416)
Proceeds from (payments on) interest rate swap settlements	—	(59,555)
Distributions by unconsolidated entities	18,539	12,845
Increase (decrease) in accrued expenses and other liabilities	20,931	135,926
Decrease (increase) in receivables and other assets	(143,875)	(93,002)
Net cash provided from (used in) operating activities	2,227,348	1,697,209

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(4,040,936)	(1,669,106)
Cash disbursed for capital improvements to existing properties	(736,288)	(538,752)
Cash disbursed for construction in progress	(333,981)	(632,511)
Capitalized interest	(26,323)	(43,955)
Investment in loans receivable	(436,629)	(603,619)
Principal collected on loans receivable	208,136	250,791
Other investments, net of payments	(89,146)	(49,271)
Contributions to unconsolidated entities	(302,363)	(218,974)
Distributions by unconsolidated entities	180,064	39,693
Net proceeds from net investment hedge settlements	(2,199)	10,712
Proceeds from sales of real property	522,087	145,774
Net cash provided from (used in) investing activities	(5,057,578)	(3,309,218)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	—
Net proceeds from issuance of senior unsecured notes	2,354,157	1,015,063
Payments to extinguish senior unsecured notes	(1,299,575)	(1,350,000)
Net proceeds from the issuance of secured debt	—	3,708
Payments on secured debt	(336,201)	(356,216)
Net proceeds from the issuance of common stock	6,837,518	5,262,364
Payments for deferred financing costs and prepayment penalties	(586)	(23,460)
Contributions by noncontrolling interests(1)	10,493	29,009
Distributions to noncontrolling interests(1)	(217,704)	(104,268)
Cash distributions to stockholders	(1,368,341)	(1,127,046)
Other financing activities	(12,605)	(33,867)
Net cash provided from (used in) financing activities	5,967,156	3,315,287
Effect of foreign currency translation on cash and cash equivalents and restricted cash	92,190	5,047
Increase (decrease) in cash, cash equivalents and restricted cash	3,229,116	1,708,325
Cash, cash equivalents and restricted cash at beginning of period	3,711,457	2,076,083
Cash, cash equivalents and restricted cash at end of period	$6,940,573	$3,784,408

Supplemental cash flow information:
Interest paid	$373,339	$390,649
Income taxes paid (received), net	22,333	8,383

(1) Includes amounts attributable to redeemable noncontrolling interests.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Welltower Inc. (NYSE: WELL), an S&P 500 company, is one of the world’s preeminent residential wellness and healthcare infrastructure companies. We seek to position our portfolio of 2,000+ seniors and wellness housing communities at the intersection of housing, healthcare and hospitality, creating vibrant communities for mature renters and older adults in the United States, United Kingdom and Canada.
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.671% for the nine months ended September 30, 2025. As of September 30, 2025, Welltower owned 99.674% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.326% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily an indication of the results that may be expected for the year ending December 31, 2025. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025				September 30, 2024
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$359,679	$148,088	$19,337	$527,104	$208,219	$63,075	$10,160	$281,454
Buildings and improvements	2,221,761	2,052,242	1,343	4,275,346	1,446,475	621,378	34,481	2,102,334
Acquired lease intangibles	222,250	7,084	656	229,990	89,460	33,232	2,193	124,885
Construction in progress	—	—	—	—	45,983	—	—	45,983
Real property held for sale	175,262	48,753	—	224,015	—	297,000	—	297,000
Right of use assets, net	3,032	18,389	2,783	24,204	—	—	—	—
Total net real estate assets	2,981,984	2,274,556	24,119	5,280,659	1,790,137	1,014,685	46,834	2,851,656
Receivables and other assets	22,536	13,556	59	36,151	9,592	1,118	112	10,822
Total assets acquired(1)	3,004,520	2,288,112	24,178	5,316,810	1,799,729	1,015,803	46,946	2,862,478
Secured debt	(441,983)	—	—	(441,983)	(350,978)	(465,820)	—	(816,798)
Lease liabilities	(3,032)	—	(1,699)	(4,731)	—	—	—	—
Accrued expenses and other liabilities	(63,171)	(10,442)	(1,589)	(75,202)	(19,752)	(20,309)	(182)	(40,243)
Total liabilities acquired	(508,186)	(10,442)	(3,288)	(521,916)	(370,730)	(486,129)	(182)	(857,041)
Noncontrolling interests	(5,620)	—	—	(5,620)	(25,787)	—	—	(25,787)
Non-cash acquisition related activity(2)	(196,950)	(531,281)	(20,107)	(748,338)	(119,012)	(191,532)	—	(310,544)
Cash disbursed for acquisitions	2,293,764	1,746,389	783	4,040,936	1,284,200	338,142	46,764	1,669,106
Construction in progress additions	289,195	153	73,145	362,493	424,827	28	269,840	694,695
Less: Capitalized interest	(22,609)	—	(3,713)	(26,322)	(36,247)	—	(7,708)	(43,955)
Accruals(3)	3,511	1,094	(6,795)	(2,190)	1,217	126	(19,572)	(18,229)
Cash disbursed for construction in progress	270,097	1,247	62,637	333,981	389,797	154	242,560	632,511
Capital improvements to existing properties	634,959	30,233	71,096	736,288	448,144	19,870	70,738	538,752
Total cash invested in real property, net of cash acquired	$3,198,820	$1,777,869	$134,516	$5,111,205	$2,122,141	$358,166	$360,062	$2,840,369
(1) Excludes $5,239,000 and $33,577,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2025 and 2024, respectively.
(2) For the nine months ended September 30, 2025, relates to the acquisition of assets previously recognized as investments in unconsolidated entities, the re-issuance of Welltower Inc. treasury shares, the issuance of Welltower Inc. Class A common stock, acquired assets classified as held for sale and sold contemporaneously with the acquisition and deferred consideration in lieu of cash consideration. For the nine months ended September 30, 2024, primarily relates to the acquisition of assets previously financed as real estate loans receivable, the acquisition of assets previously recognized as investments in unconsolidated entities, the acquisition of assets only partially funded at close and the $179,770,000 gain on acquisition of controlling interests described below.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Triple-net Acquisition
In February 2025, we acquired 48 skilled nursing facilities for a total purchase price of $990,908,000, which included $750,833,000 of cash consideration and $240,075,000 of common stock consideration. Additionally, in July and August 2025, we acquired 37 skilled nursing facilities for a total purchase price of $785,560,000, which included $543,106,000 of cash consideration and $242,454,000 of common stock consideration. The acquired properties were leased either to Avir Health Group or Aviata Health Group under long-term triple-net leases.
Care UK Acquisition
On October 1, 2024, we acquired all of the shares of Care UK Holdings Limited, Care UK Midco Limited and Care UK Community Partnerships Limited (collectively, "Care UK"). Care UK operates 136 seniors housing properties including owned properties, leasehold interests and development properties. Total consideration for the transaction, net of cash acquired, was $841,546,000, of which $20,229,000 was paid in 2025. All properties continue to be managed by Care UK. Operations related

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
to the transaction are reported within our Seniors Housing Operating segment from the date of acquisition. We recognized $213,246,000 and $598,980,000 total revenue from such operations during the three and nine months ended September 30, 2025, respectively.
The transaction was accounted for as a business combination using the acquisition method of accounting. We finalized the valuation of the assets acquired and liabilities assumed as of September 30, 2025. During the nine months ended September 30, 2025, we recorded measurement period adjustments of $50,625,000, which were primarily related to our ongoing review of the valuation of the tangible and intangible assets and liabilities acquired and their related tax basis and resulted in an increase to net deferred tax liabilities and a corresponding increase to goodwill. The adjustment to deferred tax liabilities was applied retrospectively to the acquisition date and resulted in nominal incremental income tax benefit for the nine months ended September 30, 2025. Please refer to Note 3 of the notes to the consolidated financial statements within our 2024 Annual Report on Form 10-K for additional information related to the Care UK acquisition.
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

Nine Months Ended
September 30, 2024
Pro forma revenues	$6,281,432
Pro forma net income attributable to common stockholders	$809,081

Per share data (diluted)
Net income attributable to common stockholders (as reported)	$1.39
Net income attributable to common stockholders (pro forma)	$1.35
Pro forma net income attributable to common stockholders and net income attributable to common stockholders per diluted share are impacted by the acquired lease intangibles that have a weighted average amortization period of 1.8 years.
Significant Joint Venture Transactions
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
Amica Senior Lifestyles Acquisition
In March 2025, we announced a definitive agreement to acquire a portfolio of 38 seniors housing communities and nine development parcels for aggregate consideration of C$4.6 billion. At closing, which is expected in early 2026, subject to customary closing conditions and regulatory approvals, we expect to assume C$567 million of secured debt with an average interest rate of 3.7%.
U.K. and U.S. Acquisitions Subsequent to September 30, 2025
In October 2025, we entered into definitive agreements and/or closed several acquisitions in the U.K. and U.S. These acquisitions include:
•The acquisition in the U.K., through a series of transactions, of a portfolio of seniors housing real estate for approximately £5.2 billion, which includes approximately 6.6 million OP units. The portfolio consists of 111 properties held in a RIDEA structure managed by Barchester Healthcare, 152 properties subject to a triple-net lease with Barchester and 21 properties under development which will also be managed by Barchester in a RIDEA structure following development completion.
•The acquisition of the HC-One Group portfolio in the U.K., which consists of 279 leased and owned seniors housing properties for approximately £1.2 billion. The properties will continue to be operated by HC-One Group and included in our Seniors Housing Operating segment. Our existing real estate loan receivable of £660 million, equity warrants

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(see Note 12 for additional information) and equity interest were settled in conjunction with the transaction, resulting in reduced cash consideration.
•We have closed or are under contract to close an additional $4.7 billion of seniors housing acquisitions. The acquisitions not yet closed are subject to customary closing conditions and regulatory approvals and expected to close during the fourth quarter or in 2026.
We are currently assessing the accounting for these fourth quarter transactions, including conclusions regarding whether these transactions represent business combinations or asset acquisitions.
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Development projects:
Seniors Housing Operating	$742,491	$462,246
Outpatient Medical	336,863	162,699
Total development projects	1,079,354	624,945
Expansion projects	—	20,229
Total construction in progress conversions	$1,079,354	$645,174
4. Intangible Assets and Goodwill
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Gross acquired lease intangibles	$2,189,639	$2,548,766
Accumulated amortization	(1,805,768)	(1,882,822)
Net book value	$383,871	$665,944

Liabilities:
Below market tenant leases	$71,914	$70,364
Accumulated amortization	(55,174)	(52,397)
Net book value	$16,740	$17,967
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income related to (above)/below market tenant leases, net	$(156)	$(189)	$(466)	$(274)
Amortization related to in-place lease intangibles and lease commissions	(95,694)	(61,872)	(306,223)	(169,539)
Goodwill
The change in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Seniors Housing Operating	Outpatient Medical	Total
Balance at December 31, 2024	$80,904	$68,321	$149,225

Acquisition measurement period adjustments	$50,625	$—	$50,625
Effect of foreign currency translation	5,749	—	5,749
Balance at September 30, 2025	$137,278	$68,321	$205,599
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). We classify a real estate property as held for sale when (i) the disposal has been approved by those within the organization with the appropriate level of authority, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
probable that the property will be disposed within one year, (v) the property is being marketed at a reasonable price relative to its fair value and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. As part of this process, we also consider whether these disposal transactions constitute a strategic shift that has a major effect on our operations and financial results and represent a discontinued operation.
At September 30, 2025, eight Seniors Housing Operating properties, seven Triple-net properties and 318 Outpatient Medical properties, with an aggregate real estate balance of $5,091,216,000, were classified as held for sale. In addition to the real estate owned, right of use assets, net of $173,162,000, lease liabilities of $184,881,000, secured debt balances of $46,904,000, other assets of $160,750,000 and other liabilities of $115,446,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to these held for sale properties are approximately $7,306,583,000.
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to the estimated fair market value and an impairment charge is recognized. Properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value. During the nine months ended September 30, 2025, we recorded impairment charges of $75,359,000 related to nine Seniors Housing Operating properties and six Triple-net properties. During the nine months ended September 30, 2024, we recorded $69,146,000 of impairment charges related to 14 Seniors Housing Operating properties and two Triple-net properties.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of September 30, 2025 of $59,923,000 and $114,164,000 for the three and nine months ended September 30, 2025 and $40,060,000 and $108,900,000 for the same respective periods in 2024.
Outpatient Medical Portfolio Disposition
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated outpatient medical properties for approximately $7.2 billion. Net proceeds are expected to total approximately $6.0 billion following the reinvestment of a portion of the gross proceeds into a mandatorily redeemable preferred equity investment in the disposed real estate portfolio accompanied by a profits interest. The disposition will occur in tranches expected to close through mid-2026. The properties met the criteria to be classified as held for sale as of September 30, 2025 and we expect to recognize a gain on the sale of the total portfolio. We assessed this transaction and concluded that the disposal of outpatient medical properties does not constitute a strategic shift that has a major effect on our operations and financial results. We disposed of 123 properties with a gross purchase price of approximately $2.0 billion with the closing of the first tranche of the transaction in October 2025.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Real estate dispositions:(1)
Seniors Housing Operating	$485,489	$366,255
Triple-net(2)	250,555	170
Outpatient Medical	5,541	42,761
Total dispositions	741,585	409,186
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net(3)	70,652	171,053
Net other assets/(liabilities) disposed	829	(139)
Non-cash consideration(4)	(290,979)	(434,326)
Cash proceeds from real estate dispositions	$522,087	$145,774
(1) Dispositions occurring in the nine months ended September 30, 2025 include the disposition of unconsolidated equity method investments related to our Chartwell joint ventures. See disclosure below for further information. Dispositions occurring in the nine months ended September 30, 2024 include the disposition of unconsolidated equity method investments that owned six Seniors Housing Operating properties and one Outpatient Medical property.
(2) For the nine months ended September 30, 2024, excludes $376,695,000 of net real property derecognized related to 15 properties upon the reclassification of two leases from operating to sales-type (see Note 6 for additional details).
(3) For the nine months ended September 30, 2024, excludes the $179,770,000 gain recognized in conjunction with the joint venture consolidation (see Note 3 for additional details) and the $92,593,000 gain recognized as a result of the reclassification of two leases from operating to sales-type (see Note 6 for additional details).
(4) Non-cash consideration for the nine months ended September 30, 2025 includes the value of the equity method investment attributed to the 16 sold Chartwell properties and the deferred consideration in lieu of cash consideration for the acquired assets classified as held for sale and sold contemporaneously with the related acquisition.

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
The components of lease expense were as follows for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Nine Months Ended
	Classification	September 30, 2025	September 30, 2024
Operating lease cost:(1)
Real estate lease expense	Property operating expenses	$72,748	$17,837
Non-real estate investment lease expense	General and administrative expenses	4,712	4,838
Financing lease cost:
Amortization of leased assets	Property operating expenses	3,721	3,278
Interest on lease liabilities	Interest expense	4,155	2,923
Total		$85,336	$28,876
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	September 30, 2025	December 31, 2024
Right of use assets:
Operating leases - real estate	Right of use assets, net	$1,125,599	$1,094,549
Financing leases - real estate	Right of use assets, net	124,848	106,582
Real estate right of use assets, net		1,250,447	1,201,131
Operating leases - non-real estate investments	Receivables and other assets	24,085	7,605
Total right of use assets, net		$1,274,532	$1,208,736

Lease liabilities:
Operating leases		$1,203,954	$1,150,062
Financing leases		107,646	108,037
Total		$1,311,600	$1,258,099
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
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" ("ASC 842"), typically include some form of operating expense reimbursement by the tenant. For the nine months ended September 30, 2025, we recognized $1,444,082,000 of rental income related to operating leases, of which $167,865,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the nine months ended September 30, 2024, we recognized $1,183,949,000 of rental income related to operating leases, of which $165,863,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $589,289,000 and $417,490,000 for the nine months ended September 30, 2025 and 2024, respectively.
On September 30, 2024, we reached agreements with our tenant to sell 15 properties, which were included in two master leases previously classified as operating leases. As a result of the agreement to sell the properties, the two leases were classified as sales-type leases in accordance with ASC 842 and a gain of $92,593,000 was recognized in gains (losses) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. During the three months ended December 31, 2024, we sold 11 of the properties for net proceeds of $101,614,000, which was recognized in proceeds from sales of real property in the Consolidated Statements of Cash Flows. Additionally, during the three months ended March 31, 2025, we sold the remaining four properties for which the related master lease was classified as a sales-type lease. We recognized net proceeds of $174,824,000 on the sale, which was included in proceeds from sales of real property in the Consolidated Statements of Cash Flows.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of the risk of credit loss. Accrued interest receivable was $36,024,000 and $32,205,000 as of September 30, 2025 and December 31, 2024, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets.
The following is a summary of our loans receivable as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Mortgage loans	$1,631,292	$1,540,437
Other real estate loans	165,777	290,438
Allowance for credit losses on real estate loans receivable	(23,281)	(25,831)
Real estate loans receivable, net of credit allowance	1,773,788	1,805,044
Non-real estate loans	617,872	230,508
Allowance for credit losses on non-real estate loans receivable	(9,189)	(7,966)
Non-real estate loans receivable, net of credit allowance	608,683	222,542
Total loans receivable, net of credit allowance	$2,382,471	$2,027,586
The following is a summary of our loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Advances on loans receivable	$436,629	$603,619
Less: Receipts on loans receivable	208,136	250,791
Net cash advances (receipts) on loans receivable	$228,493	$352,828
During the nine months ended September 30, 2024, we provided a first mortgage loan in the amount of $456,199,000, collateralized by a portfolio of seniors housing communities. The loan bears interest at 10% per annum.
Both the unsecured and the secured notes with Genesis Healthcare ("Genesis") are recorded in non-real estate loans receivable. During the nine months ended September 30, 2024, we sold the entirety of the Genesis unsecured notes receivable for cash proceeds of $24,246,000. In addition, we sold a portion of the secured notes receivable from Genesis for cash proceeds of $55,504,000. The cash proceeds from these sales are included in receipts on loans receivable for the nine months ended September 30, 2024 in the table above. Additionally during 2024, the 2024 secured notes were modified to extend the maturity date to June 30, 2026 and to convert to cash-pay interest beginning January 1, 2025.
During the nine months ended September 30, 2025, we reclassified the entirety of the secured notes receivable from Genesis, with a carrying value of $108,047,000, to the deteriorated loan category following Genesis's initiation of Chapter 11 bankruptcy proceedings. The notes receivable were evaluated on an individual basis to determine the appropriateness of the allowance for credit losses, which included an estimate of collectability, collateral valuation and the anticipated recovery through the bankruptcy process.
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
For the remaining loans, we generally assess credit loss on a collective pool basis and use our historical loss experience for similar loans and expectations of future performance of the borrowers to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2025
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans(1)	2007 - 2019	$120,863	$(8,523)	$112,340	5
Collective loan pool	2010 - 2020	39,450	(461)	38,989	11
Collective loan pool	2021	926,938	(10,944)	915,994	7
Collective loan pool	2022	99,819	(1,166)	98,653	13
Collective loan pool	2023	308,278	(3,600)	304,678	8
Collective loan pool	2024	515,829	(6,023)	509,806	10
Collective loan pool	2025	403,764	(1,753)	402,011	10
Total loans		$2,414,941	$(32,470)	$2,382,471	64

(1) Interest recognized on loans classified as deteriorated loans as of the end of the respective reporting period was $4,698,000 and $9,320,000, for the three and nine months ended September 30, 2025, respectively.
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the activity within the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Balance at beginning of period	$33,797	$194,463
Provision for loan losses, net	(2,032)	10,370
Loan write-offs	(71)	(151,406)
Effect of foreign currency	776	502
Balance at end of period	$32,470	$53,929
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

	Percentage Ownership (1)	September 30, 2025	December 31, 2024
Seniors Housing Operating	10% to 95%	$1,525,281	$1,412,708
Triple-net	10% to 25%	20,829	35,066
Outpatient Medical	15% to 50%	223,643	249,889
Non-segment/Corporate	14% to 88%	66,226	71,109
Total		$1,835,979	$1,768,772
(1) As of September 30, 2025 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At September 30, 2025, the aggregate unamortized basis difference of our joint venture investments of $183,309,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 25 properties as of September 30, 2025 for the development and construction of certain properties that have a carrying value of $960,375,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $82,311,000 related to these investments.
In January 2025, we announced the formation of a private funds management business in conjunction with the launch of the Seniors Housing Fund I LP (the "Fund"). The Fund was formed with the intent to invest in U.S. seniors housing properties that are either stable or with a near-term path to stabilization. Welltower serves as the general partner and asset manager and has a

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
limited partner interest in the Fund, which is unconsolidated due to certain rights held by third-party limited partners. As of September 30, 2025, our unconsolidated investment balance in the Fund was $191,375,000.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2025, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship:(1)	Number of Properties	Total NOI	Percent of NOI(2)
Cogir Management Corporation	173	$242,154	8%
Sunrise Senior Living	80	161,144	5%
Care UK	170	151,453	5%
Integra Healthcare Properties	115	143,083	5%
Oakmont Management Group	71	132,329	4%
Remaining portfolio	1,672	2,272,711	73%
Totals	2,281	$3,102,874	100%
(1) Cogir Management Corporation, Sunrise Senior Living, Care UK and Oakmont Management Group are in our Seniors Housing Operating segment. Integra Healthcare Properties is in our Triple-net segment.
(2) NOI with our top five relationships comprised 26% of total NOI for the year ended December 31, 2024.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At September 30, 2025, we had a primary unsecured credit facility with a consortium of 29 banks that included a $5,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at September 30, 2025) and a $3,000,000,000 tranche that matures on July 24, 2028 (none outstanding at September 30, 2025). The term credit facilities mature on July 19, 2026. The $3,000,000,000 tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the $5,000,000,000 unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2025). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our credit ratings and annual sustainability results, the loans under the unsecured revolving credit facility currently bear interest at 0.705% over the adjusted SOFR rate at September 30, 2025. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. This fee, which depends on our debt ratings and annual sustainability results, was 0.120% at September 30, 2025.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2,000,000,000 (none outstanding at September 30, 2025).
Borrowings and offsetting repayments under the unsecured credit facility and commercial paper program that occur within the same period are shown net on the Consolidated Statements of Cash Flows. The following information relates to aggregate borrowings for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance outstanding at quarter end	$—	$—	$—	$—
Maximum amount outstanding at any month end	$—	$—	$600,000	$—
Average amount outstanding (total of daily principal balances divided by days in period)	$—	$—	$52,491	$—
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	—%	—%	4.71%	—%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At September 30, 2025, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2025	$—	$26,037	$26,037
2026	700,000	256,400	956,400
2027(4,5)	1,894,845	366,517	2,261,362
2028(6)	2,534,420	190,724	2,725,144
2029	2,162,321	420,424	2,582,745
Thereafter(7)	7,222,200	1,369,879	8,592,079
Total principal balance	14,513,786	2,629,981	17,143,767
Unamortized discounts and premiums, net	(24,515)	—	(24,515)
Unamortized debt issuance costs, net	(79,442)	(14,092)	(93,534)
Fair value adjustments and other, net	(44,821)	(128,535)	(173,356)
Total carrying value of debt	$14,365,008	$2,487,354	$16,852,362
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.96% and 3.87% as of September 30, 2025 and September 30, 2024, respectively.
(2) Senior unsecured notes are generally issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(3) Annual interest rates range from 1.51% to 6.67%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.09% and 4.34% as of September 30, 2025 and September 30, 2024, respectively. Gross real property value of the properties securing the debt totaled $7,313,194,000 at September 30, 2025.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $179,475,000 based on the Canadian/U.S. Dollar exchange rate in effect on September 30, 2025). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.78% (5.03% at September 30, 2025) and adjusted Canadian Overnight Repo Rate Average ("CORRA") plus 0.78% (3.41% at September 30, 2025), respectively.
(5) Includes $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $215,370,000 based on the Canadian/U.S. Dollar exchange rate in effect on September 30, 2025).
(6) Includes £550,000,000 senior unsecured notes due 2028 (approximately $739,420,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2025).
(7) Includes £500,000,000 senior unsecured notes due 2034 (approximately $672,200,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2025).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Beginning balance	$13,326,465	$13,699,619
Debt issued	2,376,896	1,035,000
Debt extinguished	(1,299,575)	(1,350,000)
Effect of foreign currency	110,000	59,116
Ending balance	$14,513,786	$13,443,735
In October 2025, we issued $2.7 billion of Canadian-denominated unsecured term loans (approximately $2.0 billion based on the Canadian/U.S. Dollar exchange rates upon funding). The term loans mature on October 9, 2026, and bear interest at CORRA plus 0.30%.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of the outstanding exchangeable features:

	Number of shares of Welltower Inc. Common Stock into which $1,000 of Principal is Exchangeable(1)	Approximate Equivalent Exchange Price per Share(1)	Exchangeable Date

2028 Exchangeable Notes	10.5075	$95.17	November 15, 2027
2029 Exchangeable Notes	7.8210	$127.86	January 15, 2029
(1) The exchange rate is subject to adjustment upon the occurrence of specified events, including in the event of the payment of a quarterly dividend in excess of a specified amount, but will not be adjusted for any accrued and unpaid interest. The amounts presented reflect the impact of the exchange rate adjustments resulting from the actual dividend rates paid.
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
The Exchangeable Notes were exchangeable as of September 30, 2025. There were not any Exchangeable Notes presented for exchange during the nine months ended September 30, 2025 and 2024.
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
The following is a summary of the components of the outstanding Exchangeable Notes as September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes	2029 Exchangeable Notes
Principal	$1,035,000	$1,035,000	$1,035,000	$1,035,000
Less: unamortized debt issuance costs	12,119	15,109	15,622	18,422
Net carrying value included in senior unsecured notes	$1,022,881	$1,019,891	$1,019,378	$1,016,578

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our interest expense recognized related to the Exchangeable Notes for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$15,202	$14,304	$45,606	$28,536
Amortization of debt issuance costs	2,177	2,025	6,543	4,357
Total interest expense	$17,379	$16,329	$52,149	$32,893
The following is a summary of our secured debt principal activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Beginning balance	$2,467,223	$2,222,445
Debt issued	—	3,708
Debt assumed	469,130	896,705
Debt extinguished	(288,492)	(323,805)
Debt disposed(1)	—	(164,640)
Principal payments	(47,709)	(32,411)
Effect of foreign currency	29,829	(20,124)
Ending balance	$2,629,981	$2,581,878

(1) Please see Note 5 for additional information.
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2025, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $59,555,000. As of September 30, 2025, the unamortized loss amount was $47,644,000. In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap became effective in June 2025 and matures in December 2030. As of September 30, 2025, the carrying amount of the notes, exclusive of the hedge, was $744,397,000. The fair value of the swap as of September 30, 2025 was $2,822,000 and was recorded as a derivative asset with an offset to senior unsecured notes on our Consolidated Balance Sheets.

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
During the nine months ended September 30, 2025 and 2024, we settled certain net investment hedges necessitating cash payments of $3,359,000 and generating cash proceeds of $9,213,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$5,702,699	$2,904,028
Denominated in Pounds Sterling	£1,530,708	£1,430,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S. Dollars	$—	$22,601
Denominated in Canadian Dollars (1)	$32,000	$—

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
Foreign currency exchange contracts denominated in Pounds Sterling	£270,000	£—
(1) At September 30, 2025, the maximum maturity date was March 19, 2027.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In October 2025, we entered into foreign currency exchange contracts with notional amounts totaling £5.3 billion which are intended to be designated as net investment hedges, and $2.7 billion Canadian Dollars which are not intended to be designated as hedging instruments.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location	2025	2024	2025	2024
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$14,948	$6,394	$41,508	$17,045
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$3,106	$(678)	$(577)	$1,238
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$(31,682)	$9,911	$(28,063)	$18,790
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$154,461	$(194,988)	$(377,669)	$(125,277)
13. Commitments and Contingencies
At September 30, 2025, we had 17 outstanding letter of credit obligations totaling $40,295,000 and expiring between 2025 and 2026. At September 30, 2025, we had outstanding construction in progress of $511,574,000 and were committed to providing additional funds of approximately $269,823,000 to complete construction. Additionally, at September 30, 2025, we had outstanding investments classified as in substance real estate of $960,375,000 and were committed to provide additional funds of $82,311,000 (see Note 8 for additional information). Purchase obligations at September 30, 2025 also include $17,276,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the properties.
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of September 30, 2025, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $337,049,000.
14. Stockholders' Equity
The following is a summary of our stockholders' equity capital accounts as of the dates indicated:

	September 30, 2025	December 31, 2024
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	1,400,000,000
Issued shares	684,240,531	637,056,054
Outstanding shares	684,108,350	635,289,329
Common Stock
In March 2025, we entered into an equity distribution agreement whereby we can offer and sell up to $7,500,000,000 aggregate amount of our common stock, which replaced our prior equity distribution agreement dated October 29, 2024 allowing us to sell up to $5,000,000,000 aggregate amount of our common stock (collectively, along with other previous agreements, referred to as the "ATM Program"). The ATM Program allows us to enter into forward sale agreements (none outstanding at September 30, 2025). As of September 30, 2025, we had $2,599,591,000 of remaining capacity under the ATM Program. During October 2025, we sold 2,048,624 shares of common stock under the ATM Program and issued 203,445 shares of common stock in lieu of cash consideration for the acquisition of real property.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our common stock issuances during the nine months ended September 30, 2025 and 2024 (in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2024 Option exercises	16,578	$65.57	$1,087	$1,087
2024 ATM Program issuances	53,547,363	98.76	5,288,418	5,261,277
2024 Redemption of OP Units and DownREIT Units	494,941		—	—
2024 Stock incentive plans, net of forfeitures	95,447		—	—
2024 Totals	54,154,329		$5,289,505	$5,262,364

2025 Option exercises	25,051	$77.36	$1,938	$1,938
2025 ATM Program issuances	45,080,143	152.47	6,873,247	6,835,580
2025 Equity issuance(1)	3,055,835	157.90	482,528	482,528
2025 Redemption of OP Units and DownREIT Units	559,950		—	—
2025 Stock incentive plans, net of forfeitures	98,042		—	—
2025 Totals	48,819,021		$7,357,713	$7,320,046
(1) Relates to the re-issuance of treasury shares and issuance of common stock in lieu of cash consideration for the acquisition of real property. Please see Note 3 for additional information.
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Per Share	Amount	Per Share	Amount
Common stock	$2.08	$1,367,581	$1.89	$1,127,827
On October 27, 2025, the Board of Directors declared a cash dividend for the quarter ended September 30, 2025 of $0.74 per share, an increase of 10.4% from the prior quarter.
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Foreign currency translation	$(756,621)	$(1,276,625)
Derivative and financial instruments designated as hedges	539,175	916,844
Total accumulated other comprehensive income (loss)	$(217,446)	$(359,781)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which initially authorized up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board. Awards granted after March 28, 2022 are issued out of the 2022 Plan, while awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan, which allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. In April 2025, our Board of Directors adopted, subject to shareholder approval obtained in May 2025, an amendment to the 2022 Plan (the “Amended and Restated Plan”), primarily to increase the aggregate number of shares of common stock authorized for issuance by 10,000,000 shares, bringing the total of shares authorized under the plan to 20,000,000 shares. Stock-based compensation expense totaled $15,586,000 and $48,348,000 for the three and nine months, respectively, ended September 30, 2025, and $39,910,000 and $62,308,000 for the same respective periods in 2024.
During December 2021 and January 2022, we granted special non-recurring performance-based stock option and restricted stock awards to executives and key employees. During the quarter ended September 30, 2024, we determined that the performance goals were probable of being achieved, resulting in a cumulative catch up of stock compensation expense of $29,838,000 recognized in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 2025 Approval of Ten Year Executive Continuity and Alignment Program
On October 26, 2025, our Board of Directors adopted the Ten Year Executive Continuity and Alignment Program (the “10 Year Program”). The Program is part of a broader reconfiguration of our executive compensation program, which includes new equity-based incentive awards and changes to our existing executive compensation programs and is intended to be the primary executive compensation program for our executive leadership team for the next decade. Under the 10 Year Program, an award of LTIP Units of Welltower OP, to each of our named executive officers (the "Executives" and such awards, the “Executive LTIP Unit Awards”) has been approved by our Board of Directors as described in more detail in item 5.02 of our Current Report on Form 8-K filed on October 27, 2025.
The Executive LTIP Unit Awards will be subject to restrictions on redemption and transferability, certain punitive repurchase mechanisms and to clawback in certain circumstances. The Executive LTIP Unit Awards, except in the case of termination of employment under certain circumstances or a Change in Corporate Control (generally, as defined in the Amended and Restated Plan), will not be redeemable for shares of Welltower common stock until October 31, 2030 at the earliest, at which point they will become redeemable in substantially equal monthly installments through September 30, 2035. One-half of the Executive LTIP Unit Awards (the “Performance-Based LTIP Units”) will be subject to forfeiture if certain predetermined performance milestones are not achieved over a five-year performance period commencing on October 6, 2025 and ending on October 5, 2030 (the “Performance Period”). One-half of the Executive LTIP Unit Awards are not subject to achievement of predetermined performance milestones (the “Time-Based LTIP Units”). None of the Executive LTIP Unit Awards will be subject to any service-based vesting conditions.
Upon an Executive's resignation other than due to a Qualifying Termination (as defined in the Executive LTIP Unit Awards), (i) any portion of the Executive LTIP Unit Award that is not then redeemable will be subject to an automatic delay of the Executive’s right to redeem the Executive LTIP Unit Award for shares of Welltower common stock and restrictions with respect to future distributions thereon until (a) for Mr. Mitra, October 30, 2040 (i.e., 15 years following the grant date), and (b) for all other Executives, October 30, 2045 (i.e., 20 years following the grant date) (as applicable, the “Extended Redemption Date”), and (ii) if the resignation occurs prior to the end of the Performance Period, Mr. Mitra’s Time-Based LTIP Units and all associated distributions will be subject to clawback, unless Welltower’s total shareholder return (“TSR”) is positive as of the end of the Performance Period. In addition, upon the Executive’s resignation other than due to a Qualifying Termination, we will have the discretionary right, during the applicable period commencing on the later of the date of resignation or the second calendar day following the six month anniversary of the grant and ending on the Extended Redemption Date, to repurchase all or any portion of the Executive LTIP Unit Award that is not then redeemable at its fair market value at the time that we exercise the repurchase right, which may include discounts for lack of transferability through the applicable Extended Redemption Date, lack of marketability due to the delay in redemption rights, time value of money and minority interest.
One-half of the Performance-Based LTIP Units will become eligible to be earned subject to Welltower’s TSR relative to the TSR of each of the FTSE NAREIT Healthcare Index, the MSCI US REIT Index and the S&P 500 Index (in each case, removing Welltower from each index in calculating each index return) equally weighted, over the Performance Period. One-half of the Performance-Based LTIP Units will become eligible to be earned subject to Welltower’s achievement of certain market capitalization milestones over any 60 consecutive calendar-day period during years four and five of the Performance Period; provided, however, for purposes of determining the number of shares used for determining achievement of the market capitalization milestone, new share issuances under our ATM Program will be limited, with the intention that at least 50% of any increase in daily market capitalization that counts toward achievement of the milestones is attributable to share price appreciation, and in all cases no portion of the market capitalization linked Performance-Based LTIP Unit award will be earned if Welltower does not achieve a positive TSR as of the end of the five-year Performance Period.
The Executive LTIP Unit Awards are expected to be classified as equity awards under ASC 718. The Executive LTIP Unit Awards are fully vested on the date of grant for accounting purposes but the awards remain subject to redemption restrictions to the extent time-based requirements have not been met and to market conditions being achieved with respect to Performance-Based LTIP Units. We intend to measure the grant date fair value for multiple potential outcomes, with each potential outcome considering the market conditions applicable to the award as well as other characteristics such as redemption restrictions, discounts for lack of marketability and liquidity risk. Our preliminary estimate of the fair value of the Executive LTIP Unit Awards, assuming the probable expected outcome of all time-based requirements being met, is approximately $1.3 billion, of which we expect to recognize approximately $1.0 billion of expense in 2025, inclusive of the estimated value of the amounts vested on the grant date.
Additionally, in connection with the adoption of the 10 Year Program, our Board of Directors approved a global amendment to the 2024-2026 LTIP plan and the 2025-2027 LTIP plan (collectively the “LTIPs”) previously granted to the Executives under the Amended and Restated Plan, waiving the continued service-based vesting conditions with respect to all performance based grants under such LTIPs, effective as of October 30, 2025. Except as expressly provided by such amendment, all equity or equity-based awards held by the Executives and outstanding as of October 30, 2025, remain in effect in accordance with their

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

terms, including the performance conditions and market conditions associated with such awards. We expect to recognize $51 million of incremental expense in the fourth quarter in conjunction with such amendment.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic earnings per share - net income attributable to common stockholders	$280,559	$449,849	$840,404	$831,709

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	1,062	1,221	2,927	1,235
Numerator for diluted earnings per share	$281,621	$451,070	$843,331	$832,944

Denominator for basic earnings per share - weighted average shares	672,407	611,290	657,571	595,353
Effect of dilutive securities:
Employee stock options	698	370	618	181
Unvested restricted shares and units	3,294	2,517	3,137	1,686
OP Units and DownREIT Units	2,632	2,123	2,603	2,192
Employee stock purchase program	19	22	20	22
Exchangeable Notes	6,349	1,984	5,269	757
Dilutive potential common shares	12,992	7,016	11,647	4,838
Denominator for diluted earnings per share - adjusted weighted average shares	685,399	618,306	669,218	600,191

Basic earnings per share	$0.42	$0.74	$1.28	$1.40
Diluted earnings per share	$0.41	$0.73	$1.26	$1.39
The 2028 Exchangeable Notes and the 2029 Exchangeable Notes are included in the computation of diluted earnings per share for the three and nine months ended September 30, 2025. The 2028 Exchangeable Notes are included in the computation of diluted earnings per share for the three and nine months ended September 30, 2024. The 2029 Exchangeable Notes issued in 2024 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2024 as they were anti-dilutive.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in sales-type leases, net	$—	$—	$172,260	$172,260
Mortgage loans receivable	1,611,673	1,682,431	1,520,503	1,587,896
Other real estate loans receivable	162,115	164,515	284,541	286,096
Cash and cash equivalents	6,806,507	6,806,507	3,506,586	3,506,586
Restricted cash	134,066	134,066	204,871	204,871
Non-real estate loans receivable	608,683	599,498	222,542	219,813
Foreign currency forward contracts, interest rate swaps and cross currency swaps	4,651	4,651	99,968	99,968
Equity warrants	39,130	39,130	62,320	62,320

Financial liabilities:
Senior unsecured notes	$14,365,008	$15,637,018	$13,162,102	$13,276,784
Secured debt	2,487,354	2,447,833	2,338,155	2,271,886
Foreign currency forward contracts, interest rate swaps and cross currency swaps	176,524	176,524	13,001	13,001

Redeemable DownREIT Unitholder interests	$69,580	$69,580	$49,226	$49,226
Items Measured at Fair Value on a Recurring Basis
The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis. The market approach uses prices and other relevant information generated by market transactions involving

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2025
	Total	Level 1	Level 2	Level 3
Equity warrants	$39,130	$—	$—	$39,130
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability)(1)	(171,873)	—	(171,873)	—
Totals	$(132,743)	$—	$(171,873)	$39,130
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value of equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Beginning balance	$62,320	$35,772
Mark-to-market adjustment	(28,063)	18,791
Effect of foreign currency	4,873	2,474
Ending balance	$39,130	$57,037
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 11.7% and 9.5% at September 30, 2025 and 2024, respectively.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the three months ended September 30, 2025 (in thousands):

Three Months Ended September 30, 2025	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$2,061,370	$—	$—	$—	$2,061,370
Rental income	—	286,353	213,122	—	499,475
Interest income	—	—	—	67,216	67,216
Other income	8,745	284	2,050	46,552	57,631
Total revenues	2,070,115	286,637	215,172	113,768	2,685,692

Property operating expenses	1,499,215	8,227	63,319	6,287	1,577,048
Consolidated net operating income (loss)	$570,900	$278,410	$151,853	$107,481	1,108,644

Depreciation and amortization					509,812
Interest expense					162,052
General and administrative expenses					63,124
Loss (gain) on derivatives and financial instruments, net					31,682
Provision for loan losses, net					1,088
Impairment of assets					3,081
Other expenses					44,699
Income (loss) from continuing operations before income taxes and other items					293,106
Income tax (expense) benefit					(2,335)
Income (loss) from unconsolidated entities					(12,610)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					4,025
Income (loss) from continuing operations					282,186
Net income (loss)					$282,186
The following table summarizes significant expense categories by segment for the three months ended September 30, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$888,672	$28	$14,452	$—	$903,152
Utilities	91,065	83	15,248	—	106,396
Food	80,626	—	—	—	80,626
Repairs and maintenance	60,925	34	10,842	—	71,801
Property taxes	66,160	5,903	16,784	—	88,847
Other segment expenses(1)	311,767	2,179	5,993	6,287	326,226
Total property operating expenses	$1,499,215	$8,227	$63,319	$6,287	$1,577,048

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the three months ended September 30, 2024 (in thousands):

Three Months Ended September 30, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,511,524	$—	$—	$—	$1,511,524
Rental income	—	227,531	202,955	—	430,486
Interest income	—	—	—	69,046	69,046
Other income	2,498	1,118	2,040	38,951	44,607
Total revenues	1,514,022	228,649	204,995	107,997	2,055,663

Property operating expenses	1,135,887	9,345	62,778	4,691	1,212,701
Consolidated net operating income (loss)	$378,135	$219,304	$142,217	$103,306	842,962

Depreciation and amortization					403,779
Interest expense					139,050
General and administrative expenses					77,901
Loss (gain) on derivatives and financial instruments, net					(9,906)
Loss (gain) on extinguishment of debt, net					419
Provision for loan losses, net					4,193
Impairment of assets					23,421
Other expenses					20,239
Income (loss) from continuing operations before income taxes and other items					183,866
Income tax (expense) benefit					4,706
Income (loss) from unconsolidated entities					(4,038)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					272,266
Income (loss) from continuing operations					456,800
Net income (loss)					$456,800
The following table summarizes significant expense categories by segment for the three months ended September 30, 2024 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$659,650	$13	$13,519	$—	$673,182
Utilities	72,153	52	15,432	—	87,637
Food	62,130	—	—	—	62,130
Repairs and maintenance	42,015	13	10,093	—	52,121
Property taxes	54,008	6,716	18,011	—	78,735
Other segment expenses(1)	245,931	2,551	5,723	4,691	258,896
Total property operating expenses	$1,135,887	$9,345	$62,778	$4,691	$1,212,701

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

The following table summarizes our total assets by segment for the periods presented (in thousands):

	As of
	September 30, 2025		December 31, 2024
Assets:	Amount	%	Amount	%
Seniors Housing Operating	$33,567,442	56.4%	$30,094,016	59.0%
Triple-net	9,434,879	15.9%	7,934,415	15.5%
Outpatient Medical	7,496,841	12.6%	7,530,815	14.8%
Non-segment/Corporate	9,005,640	15.1%	5,485,062	10.7%
Total	$59,504,802	100.0%	$51,044,308	100.0%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the nine months ended September 30, 2025 (in thousands):

Nine Months Ended September 30, 2025	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$5,896,944	$—	$—	$—	$5,896,944
Rental income	—	812,435	631,647	—	1,444,082
Interest income	—	2,111	—	189,652	191,763
Other income	16,774	875	6,352	100,233	124,234
Total revenues	5,913,718	815,421	637,999	289,885	7,657,023

Property operating expenses	4,322,176	25,697	190,759	15,517	4,554,149
Consolidated net operating income (loss)	$1,591,542	$789,724	$447,240	$274,368	3,102,874

Depreciation and amortization					1,490,717
Interest expense					448,171
General and administrative expenses					191,057
Loss (gain) on derivatives and financial instruments, net					28,063
Loss (gain) on extinguishment of debt, net					6,156
Provision for loan losses, net					(2,032)
Impairment of assets					75,359
Other expenses					75,357
Income (loss) from continuing operations before income taxes and other items					790,026
Income tax (expense) benefit					2,131
Income (loss) from unconsolidated entities					(18,739)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					70,652
Income (loss) from continuing operations					844,070
Net income (loss)					$844,070
The following table summarizes significant expense categories by segment for the nine months ended September 30, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$2,565,808	$60	$42,992	$—	$2,608,860
Utilities	259,279	292	41,742	—	301,313
Food	229,818	—	—	—	229,818
Repairs and maintenance	168,715	80	33,220	—	202,015
Property taxes	192,705	17,869	53,008	—	263,582
Other segment expenses(1)	905,851	7,396	19,797	15,517	948,561
Total property operating expenses	$4,322,176	$25,697	$190,759	$15,517	$4,554,149

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the nine months ended September 30, 2024 (in thousands):

Nine Months Ended September 30, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$4,265,271	$—	$—	$—	$4,265,271
Rental income	—	590,426	593,523	—	1,183,949
Interest income	—	—	—	185,163	185,163
Other income	5,861	3,248	7,019	89,777	105,905
Total revenues	4,271,132	593,674	600,542	274,940	5,740,288

Property operating expenses	3,190,140	30,657	186,426	13,688	3,420,911
Consolidated net operating income (loss)	$1,080,992	$563,017	$414,116	$261,252	2,319,377

Depreciation and amortization					1,151,687
Interest expense					419,792
General and administrative expenses					186,784
Loss (gain) on derivatives and financial instruments, net					(18,785)
Loss (gain) on extinguishment of debt, net					2,130
Provision for loan losses, net					10,370
Impairment of assets					69,146
Other expenses					83,054
Income (loss) from continuing operations before income taxes and other items					415,199
Income tax (expense) benefit					(2,586)
Income (loss) from unconsolidated entities					(6,925)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					443,416
Income (loss) from continuing operations					849,104
Net income (loss)					$849,104

The following table summarizes significant expense categories by segment for the nine months ended September 30, 2024 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$1,864,383	$54	$41,582	$—	$1,906,019
Utilities	199,683	239	40,084	—	240,006
Food	173,887	—	—	—	173,887
Repairs and maintenance	120,983	61	30,581	—	151,625
Property taxes	156,949	22,686	54,923	—	234,558
Other segment expenses(1)	674,255	7,617	19,256	13,688	714,816
Total property operating expenses	$3,190,140	$30,657	$186,426	$13,688	$3,420,911

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$2,044,666	76.1%	$1,745,893	84.9%	$5,878,406	76.8%	$4,822,963	84.0%
United Kingdom	448,018	16.7%	174,337	8.5%	1,240,334	16.2%	499,109	8.7%
Canada	193,008	7.2%	135,433	6.6%	538,283	7.0%	418,216	7.3%
Total	$2,685,692	100.0%	$2,055,663	100.0%	$7,657,023	100.0%	$5,740,288	100.0%

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Resident Fees and Services:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,499,789	72.8%	$1,255,020	83.0%	$4,340,445	73.6%	$3,501,168	82.1%
United Kingdom	388,021	18.8%	125,581	8.3%	1,066,789	18.1%	360,254	8.4%
Canada	173,560	8.4%	130,923	8.7%	489,710	8.3%	403,849	9.5%
Total	$2,061,370	100.0%	$1,511,524	100.0%	$5,896,944	100.0%	$4,265,271	100.0%

	As of
	September 30, 2025		December 31, 2024
Assets:	Amount	%	Amount	%
United States	$46,803,623	78.7%	$41,966,871	82.2%
United Kingdom	7,214,380	12.1%	5,892,598	11.5%
Canada	5,486,799	9.2%	3,184,839	6.3%
Total	$59,504,802	100.0%	$51,044,308	100.0%
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the nine months ended September 30, 2025 and 2024 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
indirect subsidiaries remain in Luxembourg and Jersey. We reflect current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in our consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
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

	September 30, 2025	December 31, 2024
Assets:
Net real estate investments	$5,299,431	$3,503,190
Cash and cash equivalents	17,358	14,274
Receivables and other assets	260,788	152,071
Investments in unconsolidated entities	90,565	—
Total assets(1)	$5,668,142	$3,669,535

Liabilities and equity:
Senior unsecured notes	$76,798	$—
Secured debt	234,123	232,530
Lease liabilities	2,534	2,536
Accrued expenses and other liabilities	15,793	14,867
Total equity(2)	5,338,894	3,419,602
Total liabilities and equity	$5,668,142	$3,669,535
(1) As noted above, in the case of the VIE that invests in the Fund, Welltower has guaranteed the unsecured third party debt. For all other VIEs, assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and the VIEs' creditors do not have recourse to Welltower.
(2) Includes noncontrolling interests.
We recognized revenues from consolidated VIEs in the aggregate of $188,457,000 and $500,591,000 for the three and nine months ended September 30, 2025, and $100,951,000 and $297,866,000 for the same periods in 2024, respectively.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.674% as of September 30, 2025. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes issued by Welltower OP.
The following table summarizes our consolidated portfolio for the three months ended September 30, 2025 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$570,900	57.0%	1,244
Triple-net	278,410	27.8%	667
Outpatient Medical	151,853	15.2%	370
Totals	$1,001,163	100.0%	2,281

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
For the nine months ended September 30, 2025, resident fees and services and rental income represented 77% and 19%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured revolving credit facility and commercial paper program, equity issuances, internally generated cash and the proceeds from investment dispositions.
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future and we expect to reinvest the proceeds from any investment dispositions in new investments. In the event that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program or issue debt or equity securities, including through our ATM program. At September 30, 2025, we had $6,806,507,000 of cash and cash equivalents, $134,066,000 of restricted cash and $5,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the nine months ended September 30, 2025:
•In March 2025, we entered into the ATM Program pursuant to which we may offer and sell up to $7,500,000,000 of common stock, which replaced our prior equity distribution agreement dated October 29, 2024, allowing us to sell up to $5,000,000,000 of common stock (collectively, along with other previous agreements, referred to as the "ATM Program"). During the nine months ended September 30, 2025, we sold 45,080,143 shares of common stock under the ATM Program generating gross proceeds of approximately $6,873,247,000.
•During the nine months ended September 30, 2025, we extinguished $288,492,000 of secured debt at a blended average interest rate of 5.37%.
•During the nine months ended September 30, 2025, we assumed $469,130,000 of secured debt at a blended average interest rate of 4.45%.
•In June 2025, we repaid our $1,250,000,000 4.0% senior unsecured notes at maturity. Additionally, we completed the issuance of $600,000,000 of 4.5% senior unsecured notes due 2030 and $650,000,000 of 5.125% senior unsecured notes due 2035.
•In August 2025, we completed a follow-on issuance of $400,000,000 of 4.5% senior unsecured notes due 2030 and $600,000,000 of 5.125% senior unsecured notes due 2035. These notes are fungible with and form a single series with the notes issued in June 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2025 (dollars in thousands):

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	114	$2,981,984	5.9%
Triple-net	124	2,274,556	8.7%
Outpatient Medical	1	24,119	5.8%
Totals	239	$5,280,659	7.1%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the nine months ended September 30, 2025 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating(4)	32	$537,043	$485,489	9.2%
Triple-net	4	248,854	250,555	7.8%
Outpatient Medical	1	27,170	5,541	5.9%
Totals	37	$813,067	$741,585	8.7%

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
Amica Senior Lifestyles Acquisition
In March 2025, we announced a definitive agreement to acquire a portfolio of 38 seniors housing communities and nine development parcels for aggregate consideration of C$4.6 billion. At closing, which is expected in early 2026, subject to customary closing conditions and regulatory approvals, we expect to assume C$567 million of secured debt with an average interest rate of 3.7%.
Announced Transactions Subsequent to September 30, 2025
In October 2025, we entered into definitive agreements and/or closed several acquisitions in the U.K. These acquisitions include:
•The acquisition in the U.K., through a series of transactions of a portfolio of seniors housing real estate for £5.2 billion, including 6.6 million OP units. The portfolio consists of 111 properties held in a RIDEA structure managed by Barchester Healthcare, 152 properties subject to a triple-net lease with Barchester and 21 properties under development which will also be managed by Barchester in a RIDEA structure following development completion.
•The acquisition of the HC-One Group portfolio in the U.K., which consists of 279 leased and owned seniors housing properties for £1.2 billion. The properties will be included in our Seniors Housing Operating segment. Our existing

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
real estate loan receivable of £660 million, equity warrants and equity interest were settled in conjunction with the transaction, resulting in reduced cash consideration.
•We have closed or are under contract to close an additional $4.7 billion of seniors housing acquisitions. The acquisitions not yet closed are subject to customary closing conditions and regulatory approvals and expected to close during the fourth quarter or in 2026.
These transactions are fully funded through available liquidity as of September 30, 2025 and the following:
•On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated outpatient medical properties for approximately $7.2 billion. Net proceeds are expected to total approximately $6.0 billion following the reinvestment of a portion of the gross proceeds into a mandatorily redeemable preferred equity investment in the disposed real estate portfolio accompanied by a profits interest. The disposition will occur in tranches expected to close over the next 12 months. In October 2025, we disposed of 123 properties with a gross purchase price of $2.0 billion with the closing of the first tranche of the transaction.
•In October 2025, we issued $2.7 billion of Canadian-denominated unsecured term loans (approximately $2.0 billion based on the Canadian/U.S. Dollar exchange rates upon funding). The term loans mature on October 9, 2026, and bear interest at CORRA plus 0.30%.
Dividends Our Board of Directors declared a cash dividend for the quarter ended September 30, 2025 of $0.74 per share. On November 20, 2025, we will pay our 218th consecutive quarterly cash dividend to stockholders of record on November 11, 2025.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2024	2024	2024	2024
Net income (loss)	$282,186	$304,618	$257,266	$123,753	$456,800	$260,670	$131,634
NICS	280,559	301,888	257,957	119,971	449,849	254,714	127,146
FFO	824,375	825,717	765,197	637,140	635,817	493,773	556,703
NOI	1,108,644	1,033,533	960,697	841,530	842,962	713,587	762,828
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and restricted cash. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). Please refer to the section entitled "Non-GAAP Financial Measures" for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2024	2024	2024	2024
Net debt to book capitalization ratio	20%	24%	26%	27%	28%	27%	29%
Net debt to undepreciated book capitalization ratio	17%	19%	21%	22%	23%	22%	24%
Net debt to enterprise value ratio	8%	10%	11%	13%	13%	15%	17%

Interest coverage ratio	6.21x	6.75x	6.14x	4.94x	6.83x	5.59x	4.29x
Fixed charge coverage ratio	5.60x	6.03x	5.58x	4.51x	6.37x	5.21x	3.98x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2024	2024	2024	2024
Property mix:(1)
Seniors Housing Operating	57%	56%	55%	57%	51%	57%	50%
Triple-net	28%	28%	28%	24%	30%	21%	31%
Outpatient Medical	15%	16%	17%	19%	19%	22%	19%

Relationship mix:(1)
Cogir Management Corporation	8%	8%	7%	7%	7%	8%	8%
Care UK	5%	5%	5%	6%	1%	1%	1%
Sunrise Senior Living	5%	5%	5%	5%	5%	6%	5%
Integra Healthcare Properties	4%	5%	5%	6%	6%	8%	7%
Oakmont Management Group	4%	4%	4%	4%	4%	5%	4%
Remaining relationships	74%	73%	74%	72%	77%	72%	75%

Geographic mix:(1)
United Kingdom	13%	13%	12%	14%	10%	10%	10%
Texas	11%	10%	9%	5%	8%	9%	8%
California	10%	10%	11%	12%	11%	13%	11%
Canada	8%	8%	7%	6%	6%	7%	7%
Florida	6%	7%	7%	7%	7%	9%	7%
Remaining geographic areas in the U.S.	52%	52%	54%	56%	58%	52%	57%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Lease Expirations The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of September 30, 2025 (dollars in thousands):

	Expiration Year(1)
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
Triple-net:
Properties	19	7	2	4	5	19	5	150	43	1	402
Base rent (2)	$8,024	$12,490	$1,287	$6,669	$1,115	$42,524	$11,382	$151,164	$64,583	$420	$644,255
% of base rent	0.9%	1.3%	0.1%	0.7%	0.1%	4.5%	1.2%	16.0%	6.8%	—%	68.4%
Units/beds	680	1,068	295	565	257	2,043	423	9,271	3,331	81	47,202
% of units/beds	1.0%	1.6%	0.5%	0.9%	0.4%	3.1%	0.6%	14.2%	5.1%	0.1%	72.5%

Outpatient Medical:
Square feet	16,732,037	19,340	17,824	106,435	107,566	226,478	208,958	88,281	7,592	149,976	2,656,301
Base rent (2)	$489,469	$1,517	$1,257	$4,357	$4,155	$5,693	$4,415	$4,815	$833	$4,891	$86,192
% of base rent	80.6%	0.2%	0.2%	0.7%	0.7%	0.9%	0.7%	0.8%	0.1%	0.8%	14.3%
Leases	2,024	17	13	18	20	11	12	18	3	10	54
% of leases	92.0%	0.8%	0.6%	0.8%	0.9%	0.5%	0.5%	0.8%	0.1%	0.5%	2.5%

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
Corporate Governance
Maintaining investor confidence and trust is important in today's business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our website at www.welltower.com/investors/governance. The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only.
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary sources of cash include resident fees and services, rent and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper program, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash for the next twelve months and thereafter. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	$	%
Cash, cash equivalents and restricted cash at beginning of period	$3,711,457	$2,076,083	$1,635,374	79%
Cash provided from (used in) operating activities	2,227,348	1,697,209	530,139	31%
Cash provided from (used in) investing activities	(5,057,578)	(3,309,218)	(1,748,360)	(53)%
Cash provided from (used in) financing activities	5,967,156	3,315,287	2,651,869	80%
Effect of foreign currency translation	92,190	5,047	87,143	1727%
Cash, cash equivalents and restricted cash at end of period	$6,940,573	$3,784,408	$3,156,165	83%
Operating Activities Please see "Results of Operations" for discussion of net income fluctuations. For the nine months ended September 30, 2025 and 2024, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	$	%
New development	$333,981	$632,511	$(298,530)	(47.2)%
Recurring capital expenditures, tenant improvements and lease commissions	250,948	199,861	51,087	25.6%
Renovations, redevelopments and other capital improvements	485,340	338,891	146,449	43.2%
Total	$1,070,269	$1,171,263	$(100,994)	(8.6)%
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
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments. Financing activities that occurred during the nine months ended September 30, 2025 are summarized above in "Key Transactions." Please also refer to Notes 10, 11 and 14 to our unaudited consolidated financial statements for additional information.
In January 2024, we repaid our $400,000,000 4.5% senior unsecured notes at maturity. In March 2024, we repaid our $950,000,000 3.625% senior unsecured notes at maturity.
In July 2024, we issued $1,035,000,000 aggregate principal amount of 3.125% exchangeable senior unsecured notes maturing July 15, 2029.
Also in July 2024, we closed on an expanded $5,000,000,000 unsecured revolving credit facility, which replaced our $4,000,000,000 existing line of credit. The new facility is comprised of a $3,000,000,000 revolving line of credit maturing in June 2028 that can be extended for an additional year and a $2,000,000,000 revolving line of credit maturing in June 2029. Please also refer to Note 10 for additional information.
During the nine months ended September 30, 2024, we sold 53,547,363 shares of common stock under our ATM Programs generating gross proceeds of approximately $5,288,418,000.
See "Key Transactions" for a description of 2025 financing activities.
Foreign Currency Translation The change in cash from foreign currency translation during the nine months ended September 30, 2025 is primarily due to the mark-to-market adjustment of Canadian dollar funds sent to pre-fund the Amica Senior Lifestyles transaction. Please refer to Note 3 of our unaudited consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At September 30, 2025, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At September

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
30, 2025, we had 17 outstanding letters of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of September 30, 2025, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $337,049,000.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2025 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	$11,620,000	$—	$1,200,000	$3,870,000	$6,550,000
Canadian Dollar senior unsecured notes(2)	215,370	—	215,370	—	—
Pounds Sterling senior unsecured notes(2)	1,411,620	—	—	739,420	672,200
U.S. Dollar term credit facility	1,087,321	—	1,000,000	87,321	—
Canadian Dollar term credit facility(2)	179,475	—	179,475	—	—
Secured debt: (1,2)
Consolidated	2,629,981	26,037	622,917	611,148	1,369,879
Unconsolidated	744,328	34,033	173,363	55,306	481,626
Contractual interest obligations:(3)
Senior unsecured notes and term loans(2)	3,673,447	143,699	1,065,750	785,346	1,678,652
Consolidated secured debt(2)	717,556	26,952	191,376	140,458	358,770
Unconsolidated secured debt(2)	188,358	9,977	72,579	57,351	48,451
Financing lease liabilities(4)	451,539	1,999	15,302	10,726	423,512
Operating lease liabilities(4)	2,373,481	21,161	174,138	171,230	2,006,952
Purchase obligations(5)	369,410	103,746	252,171	411	13,082
Total contractual obligations	$25,661,886	$367,604	$5,162,441	$6,528,717	$13,603,124

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
(5) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to acquisitions under contract that have not yet closed as of September 30, 2025, including the acquisitions described in Note 3.

Capital Structure
Please refer to "Credit Strength" above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2025, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On March 28, 2025, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the "SEC") an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "New Registration Statement") covering an indeterminate amount of future offerings of Welltower's debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
debt securities issued by Welltower. In connection with the filing of the New Registration Statement, on March 28, 2025, Welltower filed with the SEC five prospectus supplements, as described below. On March 28, 2025, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan ("DRIP") under which it may issue up to 15,000,000 shares of common stock. As of October 24, 2025, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.
The first prospectus supplement filed in connection with the New Registration Statement related to the ATM Program (as defined below). On March 28, 2025, Welltower and Welltower OP entered into an equity distribution agreement (the "EDA") with (i) BofA Securities, Inc., BBVA Securities Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, Barclays Capital Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Huntington Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $7,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the "ATM Program"). The ATM Program also allows Welltower to enter into forward sale agreements. As of October 24, 2025, we had approximately $2,240,602,000 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
On July 29, 2025, Welltower filed with the SEC a prospectus supplement to register the offer and resale by the selling stockholder identified therein of up to 949,412 shares of common stock of Welltower Inc., which Welltower issued as consideration for its recent acquisition of certain properties.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes issued by Welltower OP are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.674% owned by Welltower as of September 30, 2025. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

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

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,							September 30,
	2025		2024		Amount		%	2025		2024		Amount		%
Net income (loss)	$282,186		$456,800		$(174,614)		(38)%	$844,070		$849,104		$(5,034)		(1)%
NICS	280,559		449,849		(169,290)		(38)%	840,404		831,709		8,695		1%
FFO	824,375		635,817		188,558		30%	2,415,289		1,686,293		728,996		43%
EBITDA	956,385		994,923		(38,538)		(4)%	2,780,827		2,423,169		357,658		15%
NOI	1,108,644		842,962		265,682		32%	3,102,874		2,319,377		783,497		34%
SSNOI	601,087		525,676		75,411		14%	1,636,662		1,419,996		216,666		15%

Per share data (fully diluted):
NICS	$0.41		$0.73		$(0.32)		(44)%	$1.26		$1.39		$(0.13)		(9)%
FFO	$1.20		$1.03		$0.17		17%	$3.61		$2.81		$0.80		28%

Interest coverage ratio	6.21	x	6.83	x	(0.62)	x	(9)%	6.36	x	5.55	x	0.81	x	15%
Fixed charge coverage ratio	5.60	x	6.37	x	(0.77)	x	(12)%	5.73	x	5.17	x	0.56	x	11%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	$	%	2025	2024	$	%
Revenues:
Resident fees and services	$2,061,370	$1,511,524	$549,846	36%	$5,896,944	$4,265,271	$1,631,673	38%
Other income	8,745	2,498	6,247	250%	16,774	5,861	10,913	186%
Total revenues	2,070,115	1,514,022	556,093	37%	5,913,718	4,271,132	1,642,586	38%
Property operating expenses	1,499,215	1,135,887	363,328	32%	4,322,176	3,190,140	1,132,036	35%
NOI (1)	570,900	378,135	192,765	51%	1,591,542	1,080,992	510,550	47%
Other expenses:
Depreciation and amortization	368,523	279,693	88,830	32%	1,063,660	770,020	293,640	38%
Interest expense	22,672	8,742	13,930	159%	58,522	27,254	31,268	115%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	6,156	1,711	4,445	260%
Impairment of assets	3,081	20,887	(17,806)	(85)%	36,922	65,996	(29,074)	(44)%
Other expenses	38,673	17,795	20,878	117%	65,797	64,276	1,521	2%
	432,949	327,117	105,832	32%	1,231,057	929,257	301,800	32%

Income (loss) from continuing operations before income taxes and other items	137,951	51,018	86,933	170%	360,485	151,735	208,750	138%
Income (loss) from unconsolidated entities	(15,485)	3,886	(19,371)	(498)%	(24,270)	(3,550)	(20,720)	(584)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(1,313)	63	(1,376)	n/a	50,725	141,726	(91,001)	(64)%
Income (loss) from continuing operations	121,153	54,967	66,186	120%	386,940	289,911	97,029	33%
Net income (loss)	121,153	54,967	66,186	120%	386,940	289,911	97,029	33%
Less: Net income (loss) attributable to noncontrolling interests	(1,099)	(490)	(609)	(124)%	(1,698)	(1,974)	276	14%
Net income (loss) attributable to common stockholders	$122,252	$55,457	$66,795	120%	$388,638	$291,885	$96,753	33%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Resident fees and services and property operating expenses increased for the three and nine month periods ended September 30, 2025 compared to the same periods in the prior year primarily due to acquisitions, including the acquisition of Care UK as described in Note 3 to our consolidated financial statements, construction conversions and the conversions of Triple-net properties to Seniors Housing Operating RIDEA structures throughout 2024 and into early 2025. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2024	82.5%	82.8%	83.8%	84.8%
2025	85.1%	85.6%	86.9%

(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	$	%	2025	2024	$	%
SSNOI (1)	$418,611	$348,035	$70,576	20.3%	$1,102,903	$902,504	$200,399	22.2%
(1) For the QTD Pool and YTD Pool, amounts relate to 763 and 642 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of acquisitions, dispositions and segment transitions. To the extent that we acquire, develop or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the nine months ended September 30, 2025, we recorded $36,922,000 of impairment charges related to nine properties. During the nine months ended September 30, 2024, we recorded impairment charges of $65,996,000 related to 14 properties.
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
During the nine months ended September 30, 2025, we completed construction conversions representing $742,491,000 or $478,101 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of September 30, 2025
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2025	5	946	$10,474	$151,549
2026	9	1,312	130,030	177,042
2027	4	701	129,319	50,871
TBD(2)	4			50,825
Total	22			$430,287

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
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$2,286,113	$1,550,164	$2,042,583	$1,955,048
Debt transferred	—	27,084	—	27,084
Debt issued	—	836	—	3,708
Debt assumed	—	364,130	469,130	364,130
Debt extinguished	(2,038)	—	(250,336)	(196,939)
Debt disposed(1)	—	—	—	(164,640)
Principal payments	(14,387)	(9,597)	(40,754)	(29,580)
Effect of foreign currency	(19,236)	6,070	29,829	(20,124)
Ending balance	$2,250,452	$1,938,687	$2,250,452	$1,938,687

Ending weighted average interest	4.18%	4.44%	4.18%	4.44%

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
The following is a summary of our results of operations for the Triple-net segment (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	$	%	2025	2024	$	%
Revenues:
Rental income	$286,353	$227,531	$58,822	26%	$812,435	$590,426	$222,009	38%
Interest income	—	—	—	n/a	2,111	—	2,111	n/a
Other income	284	1,118	(834)	(75)%	875	3,248	(2,373)	(73)%
Total revenues	286,637	228,649	57,988	25%	815,421	593,674	221,747	37%
Property operating expenses	8,227	9,345	(1,118)	(12)%	25,697	30,657	(4,960)	(16)%
NOI(1)	278,410	219,304	59,106	27%	789,724	563,017	226,707	40%
Other expenses:
Depreciation and amortization	72,614	57,583	15,031	26%	223,473	181,884	41,589	23%
Interest expense	3,977	90	3,887	n/a	11,977	800	11,177	n/a
Impairment of assets	—	2,534	(2,534)	(100)%	38,437	3,150	35,287	n/a
Other expenses	3,731	2,445	1,286	53%	4,741	12,070	(7,329)	(61)%
	80,322	62,652	17,670	28%	278,628	197,904	80,724	41%
Income (loss) from continuing operations before income taxes and other items	198,088	156,652	41,436	26%	511,096	365,113	145,983	40%
Income (loss) from unconsolidated entities	(394)	(10,822)	10,428	96%	(1,543)	(16,137)	14,594	90%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	5,341	272,334	(266,993)	(98)%	(1,703)	293,628	(295,331)	(101)%
Income (loss) from continuing operations	203,035	418,164	(215,129)	(51)%	507,850	642,604	(134,754)	(21)%
Net income (loss)	203,035	418,164	(215,129)	(51)%	507,850	642,604	(134,754)	(21)%
Less: Net income (loss) attributable to noncontrolling interests	1,205	5,523	(4,318)	(78)%	572	16,494	(15,922)	(97)%
Net income attributable to common stockholders	$201,830	$412,641	$(210,811)	(51)%	$507,278	$626,110	$(118,832)	(19)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
The increase in rental income was primarily due to the write-off of straight-line receivable and unamortized lease incentive balances of $97,674,000 during the nine months ended September 30, 2024, which related to leases for which the collection of substantially all contractual lease payments was no longer deemed probable due primarily to agreements reached to convert Triple-net properties to Seniors Housing Operating RIDEA structures. Additionally, a portion of the increase in rental income can be attributed to acquisitions.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. During the nine months ended September 30, 2025, our Triple-net portfolio had 43 leases with rental rate increases and a weighted average increase of 4.2%.
Interest income is primarily related to leases that were classified as sales-type leases.
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	$	%	2025	2024	$	%
SSNOI(1)	$155,387	$151,643	$3,744	2.5%	$461,602	$448,265	$13,337	3.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 468 and 465 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the nine months ended September 30, 2025, we recorded an impairment charge of $38,437,000 related to six properties. During the nine months ended September 30, 2024, we recorded an impairment charge of $3,150,000 related to two properties. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
Changes in the gain (loss) on real estate dispositions and acquisitions of controlling interests, net were related to the volume, timing and price of related transactions. During the nine months ended September 30, 2024, the Company, which held a 25% minority interest in an existing joint venture that owned 39 properties subject to triple-net leases with two tenants, acquired the remaining beneficial interest for $205,029,000 in cash, net of cash and restricted cash acquired. We evaluated the acquisition and determined that the entity met the criteria of a variable interest entity ("VIE"). We consolidated the joint venture upon acquisition of the beneficial interests and recorded a gain on change of control of interests of $179,770,000 in gain (loss) on real estate dispositions and acquisitions of controlling interests, net on the Consolidated Statements of Comprehensive Income.
Additionally, on September 30, 2024, we reached agreement with a tenant to sell 15 properties, which were included in two master leases previously classified as operating leases. As a result of the agreement to sell the properties, the two leases were classified as sales-type leases and $92,593,000 was recognized in gain (loss) on real estate dispositions and acquisitions of controlling interests, net.
Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$331,979	$37,787	$335,552	$38,260
Debt transferred	—	(27,084)	—	(27,084)
Debt assumed	—	532,575	—	532,575
Principal payments	(1,809)	(76)	(5,382)	(549)
Ending balance	$330,170	$543,202	$330,170	$543,202

Ending weighted average interest	3.44%	4.01%	3.44%	4.01%
A portion of our Triple-net property investments were formed through partnerships. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The change in noncontrolling interest from the prior year can be attributed to our increased ownership in an existing consolidated partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	$	%	2025	2024	$	%
Revenues:
Rental income	$213,122	$202,955	$10,167	5%	$631,647	$593,523	$38,124	6%
Other income	2,050	2,040	10	—%	6,352	7,019	(667)	(10)%
Total revenues	215,172	204,995	10,177	5%	637,999	600,542	37,457	6%
Property operating expenses	63,319	62,778	541	1%	190,759	186,426	4,333	2%
NOI(1)	151,853	142,217	9,636	7%	447,240	414,116	33,124	8%
Other expenses:
Depreciation and amortization	68,675	66,503	2,172	3%	203,584	199,783	3,801	2%
Interest expense	771	(573)	1,344	235%	369	2,455	(2,086)	(85)%
Other expenses	151	(500)	651	130%	208	440	(232)	(53)%
	69,597	65,430	4,167	6%	204,161	202,678	1,483	1%
Income (loss) from continuing operations before income taxes and other items	82,256	76,787	5,469	7%	243,079	211,438	31,641	15%
Income (loss) from unconsolidated entities	622	332	290	87%	(1,263)	4,652	(5,915)	(127)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(3)	(131)	128	98%	21,630	8,062	13,568	168%
Income (loss) from continuing operations	82,875	76,988	5,887	8%	263,446	224,152	39,294	18%
Net income (loss)	82,875	76,988	5,887	8%	263,446	224,152	39,294	18%
Less: Net income (loss) attributable to noncontrolling interests	716	609	107	18%	2,266	475	1,791	377%
Net income (loss) attributable to common stockholders	$82,159	$76,379	$5,780	8%	$261,180	$223,677	$37,503	17%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased primarily due to acquisitions and construction conversions that occurred during 2024 and year to date in 2025. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the nine months ended September 30, 2025, our consolidated Outpatient Medical portfolio signed 317,486 square feet of new leases and 1,409,030 square feet of renewals. The weighted-average term of these leases was 7 years, with a rate of $44.12 per square foot and tenant improvement and lease commission costs of $34.06 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 5.0%.
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	$	%	2025	2024	$	%
SSNOI (1)	$27,089	$25,998	$1,091	4.2%	$72,157	$69,227	$2,930	4.2%
(1) For the QTD Pool and YTD Pool, amounts relate to 108 and 106 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Changes in the gain (loss) on real estate dispositions and acquisitions of controlling interests, net were related to the volume, timing and price of related transactions.
During the nine months ended September 30, 2025, we completed construction conversions representing $336,863,000 or $521 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2025
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
TBD(1)	1			$34,492

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$49,870	$212,733	$89,088	$229,137
Debt extinguished	—	(112,000)	(38,156)	(126,866)
Principal payments	(511)	(744)	(1,573)	(2,282)
Ending balance	$49,359	$99,989	$49,359	$99,989

Ending weighted average interest	4.49%	4.19%	4.49%	4.19%
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
The following is a summary of our results of operations for the Non-segment/Corporate activities for the periods presented (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	$	%	2025	2024	$	%
Revenues:
Interest income	$67,216	$69,046	$(1,830)	-3%	$189,652	$185,163	$4,489	2%
Other income	46,552	38,951	7,601	20%	100,233	89,777	10,456	12%
Total revenues	113,768	107,997	5,771	5%	289,885	274,940	14,945	5%
Property operating expenses	6,287	4,691	1,596	34%	15,517	13,688	1,829	13%
NOI(1)	107,481	103,306	4,175	4%	274,368	261,252	13,116	5%
Other expenses:
Interest expense	134,632	130,791	3,841	3%	377,303	389,283	(11,980)	(3)%
General and administrative expenses	63,124	77,901	(14,777)	(19)%	191,057	186,784	4,273	2%
Loss (gain) on derivatives and financial instruments, net	31,682	(9,906)	41,588	420%	28,063	(18,785)	46,848	249%
Loss (gain) on extinguishment of debt, net	—	419	(419)	(100)%	—	419	(419)	(100)%
Provision for loan losses, net	1,088	4,193	(3,105)	(74)%	(2,032)	10,370	(12,402)	(120)%
Other expenses	2,144	499	1,645	330%	4,611	6,268	(1,657)	(26)%
	232,670	203,897	28,773	14%	599,002	574,339	24,663	4%
Income (loss) from continuing operations before income taxes and other items	(125,189)	(100,591)	(24,598)	(24)%	(324,634)	(313,087)	(11,547)	(4)%
Income tax benefit (expense)	(2,335)	4,706	(7,041)	(150)%	2,131	(2,586)	4,717	182%
Income (loss) from unconsolidated entities	2,647	2,566	81	3%	8,337	8,110	227	3%
Income (loss) from continuing operations	(124,877)	(93,319)	(31,558)	(34)%	(314,166)	(307,563)	(6,603)	(2)%
Net income (loss)	(124,877)	(93,319)	(31,558)	(34)%	(314,166)	(307,563)	(6,603)	(2)%
Less: Net income (loss) attributable to noncontrolling interests	805	1,309	(504)	(39)%	2,526	2,400	126	5%
Net income (loss) attributable to common stockholders	$(125,682)	$(94,628)	$(31,054)	(33)%	$(316,692)	$(309,963)	$(6,729)	(2)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
The increase in other income is related to bank interest income earned on additional short-term deposits. Property operating expenses primarily represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-segment/Corporate interest expense for the periods presented (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	$	%	2025	2024	$	%
Senior unsecured notes	$129,056	$122,059	$6,997	6%	$349,694	$368,226	$(18,532)	(5)%
Unsecured credit facility and commercial paper program	1,573	1,597	(24)	(2)%	6,594	4,670	1,924	41%
Loan expense	4,003	7,135	(3,132)	(44)%	21,015	16,387	4,628	28%
Totals	$134,632	$130,791	$3,841	3%	$377,303	$389,283	$(11,980)	(3)%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2025 and 2024 were 2.50% and 3.25%, respectively. During the three months ended September 30, 2024, we recognized $29,838,000 as a cumulative catch up of stock compensation expense due to the change in the probability of achievement of specific performance goals related to special non-recurring performance-based stock option and restricted stock awards granted in December 2021 and January 2022. In October 2025, the Board of Directors approved a new executive compensation program which includes new equity-based incentive awards and changes to the existing compensation programs. Please refer to Note 15 to our unaudited consolidated financial statements for additional information.
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the HC-One Group valuation that closed in 2021 and 2023.
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2025	2025	2025	2024	2024	2024	2024
Net income (loss) attributable to common stockholders	$280,559	$301,888	$257,957	$119,971	$449,849	$254,714	$127,146
Depreciation and amortization	509,812	495,036	485,869	480,406	403,779	382,045	365,863
Impairment of assets	3,081	19,876	52,402	23,647	23,421	2,394	43,331
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(4,025)	(14,850)	(51,777)	(8,195)	(272,266)	(166,443)	(4,707)
Noncontrolling interests	(9,360)	(6,256)	(9,468)	(6,667)	(5,801)	(6,348)	(11,996)
Unconsolidated entities	44,308	30,023	30,214	27,978	36,835	27,411	37,066
FFO	$824,375	$825,717	$765,197	$637,140	$635,817	$493,773	$556,703

Average diluted shares outstanding	685,399	668,140	653,795	634,259	618,306	604,563	577,530

Per diluted share data:
Net income attributable to common stockholders(1)	$0.41	$0.45	$0.40	$0.19	$0.73	$0.42	$0.22
FFO	$1.20	$1.24	$1.17	$1.00	$1.03	$0.82	$0.96

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30,
FFO Reconciliations:	2025	2024
Net income (loss) attributable to common stockholders	$840,404	$831,709
Depreciation and amortization	1,490,717	1,151,687
Impairment of assets	75,359	69,146
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(70,652)	(443,416)
Noncontrolling interests	(25,084)	(24,145)
Unconsolidated entities	104,545	101,312
FFO	$2,415,289	$1,686,293

Average diluted common shares outstanding:	669,218	600,191

Per diluted share data:
Net income attributable to common stockholders(1)	$1.26	$1.39
FFO	$3.61	$2.81

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The tables below reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2025	2025	2025	2024	2024	2024	2024
Net income (loss)	$282,186	$304,618	$257,266	$123,753	$456,800	$260,670	$131,634
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(4,025)	(14,850)	(51,777)	(8,195)	(272,266)	(166,443)	(4,707)
Loss (income) from unconsolidated entities	12,610	7,392	(1,263)	(6,429)	4,038	(4,896)	7,783
Income tax expense (benefit)	2,335	1,053	(5,519)	114	(4,706)	1,101	6,191
Other expenses	44,699	16,598	14,060	34,405	20,239	48,684	14,131
Impairment of assets	3,081	19,876	52,402	23,647	23,421	2,394	43,331
Provision for loan losses, net	1,088	(1,113)	(2,007)	(245)	4,193	5,163	1,014
Loss (gain) on extinguishment of debt, net	—	—	6,156	—	419	1,705	6
Loss (gain) on derivatives and financial instruments, net	31,682	(409)	(3,210)	(9,102)	(9,906)	(5,825)	(3,054)
General and administrative expenses	63,124	64,175	63,758	48,707	77,901	55,565	53,318
Depreciation and amortization	509,812	495,036	485,869	480,406	403,779	382,045	365,863
Interest expense	162,052	141,157	144,962	154,469	139,050	133,424	147,318
Consolidated net operating income (NOI)	$1,108,644	$1,033,533	$960,697	$841,530	$842,962	$713,587	$762,828

NOI by segment:
Seniors Housing Operating	$570,900	$537,455	$483,187	$430,689	$378,135	$360,467	$342,390
Triple-net	278,410	265,102	246,212	185,032	219,304	131,587	212,126
Outpatient Medical	151,853	148,977	146,410	142,361	142,217	136,052	135,847
Non-segment/Corporate	107,481	81,999	84,888	83,448	103,306	85,481	72,465
Total NOI	$1,108,644	$1,033,533	$960,697	$841,530	$842,962	$713,587	$762,828

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30,
NOI Reconciliations:	2025	2024
Net income (loss)	$844,070	$849,104
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(70,652)	(443,416)
Loss (income) from unconsolidated entities	18,739	6,925
Income tax expense (benefit)	(2,131)	2,586
Other expenses	75,357	83,054
Impairment of assets	75,359	69,146
Provision for loan losses, net	(2,032)	10,370
Loss (gain) on extinguishment of debt, net	6,156	2,130
Loss (gain) on derivatives and financial instruments, net	28,063	(18,785)
General and administrative expenses	191,057	186,784
Depreciation and amortization	1,490,717	1,151,687
Interest expense	448,171	419,792
Consolidated net operating income (NOI)	$3,102,874	$2,319,377

NOI by segment:
Seniors Housing Operating	$1,591,542	$1,080,992
Triple-net	789,724	563,017
Outpatient Medical	447,240	414,116
Non-segment/corporate	274,368	261,252
Total NOI	$3,102,874	$2,319,377

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,244	667	370	2,281	1,244	667	370	2,281
Unconsolidated properties	90	—	76	166	90	—	76	166
Total properties	1,334	667	446	2,447	1,334	667	446	2,447
Recent acquisitions/development conversions(1)	(208)	(143)	(8)	(359)	(329)	(146)	(10)	(485)
Under development	(20)	—	—	(20)	(20)	—	—	(20)
Under redevelopment(2)	(1)	(1)	—	(2)	(1)	(1)	—	(2)
Current held for sale	(8)	(7)	(322)	(337)	(8)	(7)	(322)	(337)
Land parcels, loans and leased properties	(108)	(4)	(8)	(120)	(108)	(4)	(8)	(120)
Transitions(3)	(221)	(42)	—	(263)	(221)	(42)	—	(263)
Other(4)	(5)	(2)	—	(7)	(5)	(2)	—	(7)
Same store properties	763	468	108	1,339	642	465	106	1,213

(1) Acquisitions and development conversions will enter the QTD Pool after five full quarters and YTD Pool after seven full quarters from acquisition or certificate of occupancy.
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

	QTD Pool		YTD Pool
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SSNOI Reconciliations:	2025	2024	2025	2024

Seniors Housing Operating:
Consolidated NOI	$570,900	$378,135	$1,591,542	$1,080,992
NOI attributable to unconsolidated investments	21,553	22,709	60,480	67,530
NOI attributable to noncontrolling interests	(12,894)	(11,262)	(38,705)	(41,066)
NOI attributable to non-same store properties	(153,386)	(36,623)	(494,939)	(195,772)
Non-cash NOI attributable to same store properties	(1,994)	(2,281)	(5,978)	(7,293)
Currency and ownership adjustments(1)	(5,568)	(2,643)	(9,497)	(1,887)
SSNOI at Welltower Share	418,611	348,035	1,102,903	902,504

Triple-net:
Consolidated NOI	278,410	219,304	$789,724	563,017
NOI attributable to unconsolidated investments	—	1,298	—	3,646
NOI attributable to noncontrolling interests	(2,546)	(8,170)	(9,953)	(24,213)
NOI attributable to non-same store properties	(99,728)	(44,699)	(259,108)	(45,129)
Non-cash NOI attributable to same store properties	(19,486)	(20,199)	(59,631)	(62,464)
Currency and ownership adjustments(1)	(1,263)	4,109	570	13,408
SSNOI at Welltower Share	155,387	151,643	461,602	448,265

Outpatient Medical:
Consolidated NOI	151,853	142,217	447,240	414,116
NOI attributable to unconsolidated investments	4,228	4,120	12,432	13,144
NOI attributable to noncontrolling interests	(2,694)	(2,382)	(7,875)	(7,406)
NOI attributable to non-same store properties	(123,808)	(112,521)	(373,919)	(342,667)
Non-cash NOI attributable to same store properties	(2,490)	(5,347)	(5,723)	(7,893)
Currency and ownership adjustments(1)	—	(89)	2	(67)
SSNOI at Welltower Share	27,089	25,998	72,157	69,227

SSNOI at Welltower Share:
Seniors Housing Operating	418,611	348,035	1,102,903	902,504
Triple-net	155,387	151,643	461,602	448,265
Outpatient Medical	27,089	25,998	72,157	69,227
Total	$601,087	$525,676	$1,636,662	$1,419,996

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

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2025		2025		2025		2024		2024		2024		2024
Net income (loss)	$282,186		$304,618		$257,266		$123,753		$456,800		$260,670		$131,634
Interest expense	162,052		141,157		144,962		154,469		139,050		133,424		147,318
Income tax expense (benefit)	2,335		1,053		(5,519)		114		(4,706)		1,101		6,191
Depreciation and amortization	509,812		495,036		485,869		480,406		403,779		382,045		365,863
EBITDA	$956,385		$941,864		$882,578		$758,742		$994,923		$777,240		$651,006

Interest Coverage Ratio:
Interest expense	$162,052		$141,157		$144,962		$154,469		$139,050		$133,424		$147,318
Capitalized interest	6,150		8,653		11,520		14,160		15,668		14,478		13,809
Non-cash interest expense	(14,227)		(10,231)		(12,625)		(15,143)		(9,008)		(8,953)		(9,284)
Total interest	153,975		139,579		143,857		153,486		145,710		138,949		151,843
EBITDA	$956,385		$941,864		$882,578		$758,742		$994,923		$777,240		$651,006
Interest coverage ratio	6.21	x	6.75	x	6.14	x	4.94	x	6.83	x	5.59	x	4.29	x

Fixed Charge Coverage Ratio:
Total interest	$153,975		$139,579		$143,857		$153,486		$145,710		$138,949		$151,843
Secured debt principal payments	16,707		16,558		14,444		14,918		10,417		10,107		11,887
Total fixed charges	170,682		156,137		158,301		168,404		156,127		149,056		163,730
EBITDA	$956,385		$941,864		$882,578		$758,742		$994,923		$777,240		$651,006
Fixed charge coverage ratio	5.60	x	6.03	x	5.58	x	4.51	x	6.37	x	5.21	x	3.98	x

	Nine Months Ended
	September 30,
EBITDA Reconciliations:	2025		2024
Net income (loss)	$844,070		$849,104
Interest expense	448,171		419,792
Income tax expense (benefit)	(2,131)		2,586
Depreciation and amortization	1,490,717		1,151,687
EBITDA	$2,780,827		$2,423,169

Interest Coverage Ratio:
Interest expense	$448,171		$419,792
Non-cash interest expense	(37,083)		(27,245)
Capitalized interest	26,323		43,955
Total interest	437,411		436,502
EBITDA	$2,780,827		$2,423,169
Interest coverage ratio	6.36	x	5.55	x

Fixed Charge Coverage Ratio:
Total interest	$437,411		$436,502
Secured debt principal payments	47,709		32,411
Total fixed charges	485,120		468,913
EBITDA	$2,780,827		$2,423,169
Fixed charge coverage ratio	5.73	x	5.17	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2025		2025		2025		2024		2024		2024		2024
Net income (loss)	$967,823		$1,142,437		$1,098,489		$972,857		$937,544		$615,466		$461,138
Interest expense	602,640		579,638		571,905		574,261		574,366		591,848		610,761
Income tax expense (benefit)	(2,017)		(9,058)		(9,010)		2,700		(2,182)		7,108		9,510
Depreciation and amortization	1,971,123		1,865,090		1,752,099		1,632,093		1,532,417		1,467,952		1,427,852
EBITDA	3,539,569		3,578,107		3,413,483		3,181,911		3,042,145		2,682,374		2,509,261
Loss (income) from unconsolidated entities	12,310		3,738		(8,550)		496		8,933		8,926		54,154
Stock-based compensation expense	61,467		85,827		80,645		74,482		69,542		38,364		38,829
Loss (gain) on extinguishment of debt, net	6,156		6,575		8,280		2,130		2,130		1,712		8
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(78,847)		(347,088)		(498,681)		(451,611)		(441,633)		(240,469)		(71,858)
Impairment of assets	99,006		119,346		101,864		92,793		84,140		68,107		66,799
Provision for loan losses, net	(2,277)		828		7,104		10,125		12,887		12,753		10,046
Loss (gain) on derivatives and financial instruments, net	18,961		(22,627)		(28,043)		(27,887)		(26,000)		(13,209)		(6,104)
Other expenses	109,762		85,302		117,388		117,459		119,361		137,342		99,727
Lease termination and leasehold interest adjustment (1)	—		—		—		—		—		—		(65,485)
Casualty losses, net of recoveries	13,178		14,488		13,945		12,261		8,373		6,163		7,778
Other impairment (2)	42,582		42,582		130,296		139,652		102,007		114,316		25,998
Adjusted EBITDA	$3,821,867		$3,567,078		$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153

Adjusted Interest Coverage Ratio:
Interest expense	$602,640		$579,638		$571,905		$574,261		$574,366		$591,848		$610,761
Capitalized interest	40,483		50,001		55,826		58,115		58,502		56,781		54,173
Non-cash interest expense	(52,226)		(47,007)		(45,729)		(42,388)		(33,116)		(30,824)		(27,695)
Total interest	590,897		582,632		582,002		589,988		599,752		617,805		637,239
Adjusted EBITDA	$3,821,867		$3,567,078		$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153
Adjusted interest coverage ratio	6.47	x	6.12	x	5.73	x	5.34	x	4.97	x	4.56	x	4.19	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$590,897		$582,632		$582,002		$589,988		$599,752		$617,805		$637,239
Secured debt principal payments	62,627		56,337		49,886		47,329		44,841		47,289		51,021
Total fixed charges	653,524		638,969		631,888		637,317		644,593		665,094		688,260
Adjusted EBITDA	$3,821,867		$3,567,078		$3,337,731		$3,151,811		$2,981,885		$2,816,379		$2,669,153
Adjusted fixed charge coverage ratio	5.85	x	5.58	x	5.28	x	4.95	x	4.63	x	4.23	x	3.88	x

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

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2024	2024	2024	2024
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—	$—	$—
Long-term debt obligations(1)	16,960,008	16,079,566	15,831,799	15,608,294	15,854,937	14,027,128	14,285,686
Cash and cash equivalents and restricted cash	(6,940,573)	(4,523,511)	(3,610,285)	(3,711,457)	(3,784,408)	(2,863,598)	(2,478,335)
Total net debt	10,019,435	11,556,055	12,221,514	11,896,837	12,070,529	11,163,530	11,807,351
Total equity and noncontrolling interests(2)	39,312,382	36,546,301	34,581,977	32,572,586	31,064,003	29,688,579	28,547,908
Book capitalization	$49,331,817	$48,102,356	$46,803,491	$44,469,423	$43,134,532	$40,852,109	$40,355,259
Net debt to book capitalization ratio	20%	24%	26%	27%	28%	27%	29%

Undepreciated book capitalization:
Total net debt	$10,019,435	$11,556,055	$12,221,514	$11,896,837	$12,070,529	$11,163,530	$11,807,351
Accumulated depreciation and amortization	10,107,309	11,673,306	11,092,885	10,626,263	10,276,509	9,908,007	9,537,562
Total equity and noncontrolling interests(2)	39,312,382	36,546,301	34,581,977	32,572,586	31,064,003	29,688,579	28,547,908
Undepreciated book capitalization	$59,439,126	$59,775,662	$57,896,376	$55,095,686	$53,411,041	$50,760,116	$49,892,821
Net debt to undepreciated book capitalization ratio	17%	19%	21%	22%	23%	22%	24%

Enterprise value:
Common shares outstanding	684,108	665,120	651,889	635,289	618,396	608,151	590,934
Period end share price	$178.14	$153.73	$153.21	$126.03	$128.03	$104.25	$93.44
Common equity market capitalization	$121,866,999	$102,248,898	$99,875,914	$80,065,473	$79,173,240	$63,399,742	$55,216,873
Total net debt	10,019,435	11,556,055	12,221,514	11,896,837	12,070,529	11,163,530	11,807,351
Noncontrolling interests(2)	555,564	645,775	625,218	616,378	729,722	712,153	999,965
Consolidated enterprise value	$132,441,998	$114,450,728	$112,722,646	$92,578,688	$91,973,491	$75,275,425	$68,024,189
Net debt to consolidated enterprise value ratio	8%	10%	11%	13%	13%	15%	17%

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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
This Quarterly Report on Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as "may," "will," "intend," "should," "believe," "expect," "anticipate," "project," "pro forma," "estimate" or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. These statements include, among other things, the Company's statements regarding its business strategy, expectations regarding new investments and investment dispositions, key underlying trends in its business and plans regarding future financing and availability of capital. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower's actual results to differ materially from Welltower's expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the healthcare industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators'/tenants' difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the healthcare and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower's ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters, health emergencies (such as the COVID-19 pandemic) and other acts of God affecting Welltower's properties; Welltower's ability to re-lease space at similar rates as vacancies occur; Welltower's ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower's properties; changes in rules or practices governing Welltower's financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower's ability to maintain its qualification as a REIT; key management personnel recruitment and retention; and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, including factors identified under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Finally, Welltower undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	September 30, 2025		December 31, 2024
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$12,696,990	$(595,853)	$12,142,890	$(471,517)
Secured debt	2,391,732	(103,218)	2,225,542	(94,922)
Totals	$15,088,722	$(699,071)	$14,368,432	$(566,439)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At September 30, 2025, we had $2,055,045,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $20,550,000. At December 31, 2024, we had $1,425,256,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $14,253,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2025, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $28,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and healthcare properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling.
We have entered into various foreign currency debt obligations. As of September 30, 2025, the total principal amount of foreign currency debt obligations was $2,653,132,000, including $1,411,620,000 denominated in Pounds Sterling and $1,241,512,000 denominated in Canadian Dollars. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 1% in comparison to these foreign currencies as of September 30, 2025, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $26,531,000.
We are also party to foreign currency forward and cross currency forward swap contracts. As of September 30, 2025, the total notional amount of cross currency interest rate swap contracts was $6,572,271,000, including $2,420,871,000 denominated in Pounds Sterling and $4,151,400,000 denominated in Canadian Dollars. If the U.S. Dollar weakened or strengthened by 1% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $65,723,000.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended September 30, 2025 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2025 through July 31, 2025	—	$—	—	$3,000,000,000
August 1, 2025 through August 31, 2025	2,165	164.29	—	3,000,000,000
September 1, 2025 through September 30, 2025	583	164.86	—	3,000,000,000
Totals	2,748	$164.41	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended September 30, 2025, we redeemed 3,000 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended September 30, 2025.
Item 5. Other Information
(c) Trading Plans
During the three months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1
Amendment No. 1 to Supplemental Indenture No. 24, dated as of August 4, 2025, among Welltower OP LLC, as issuer, the Company, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.4 to the Company's Form 8-K filed August 4, 2025 (File No. 001-08923), and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-President and Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Co-President and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	October 28, 2025	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2025	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Co-President and Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2025	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)