Form 10-K
period 2025-12-31
WELLTOWER INC.
filed 2026-02-12
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☑
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price as of the last business day of the registrant’s most recently completed second fiscal quarter was $102,303,567,000.
As of February 6, 2026, the registrant had 697,752,530 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 21, 2026, are incorporated by reference into Part III.

WELLTOWER INC. AND SUBSIDIARIES
2025 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
General
Welltower Inc. (NYSE:WELL), a real estate investment trust (“REIT”) and S&P 500 company, is positioned at the center of the silver economy, focusing on rental housing for aging seniors across the United States, United Kingdom and Canada. Our portfolio predominantly consists of 2,500+ seniors and wellness housing communities that are positioned at the intersection of housing and hospitality, creating vibrant communities for mature renters and older adults. More information is available on the Internet at www.welltower.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only. We are structured as an umbrella partnership REIT, or “UPREIT,” under which substantially all of our business is conducted through Welltower OP LLC (“Welltower OP”), the day-to-day management of which is exclusively controlled by Welltower Inc.
Through our disciplined approach to capital allocation powered by our Data Science platform and superior operating results driven by the Welltower Business System - our end-to-end platform - we aspire to deliver long-term compounding of per share growth for our existing investors. To meet these objectives, we predominantly invest across seniors housing, wellness housing and post-acute care communities and diversify our investment portfolio by property type, relationship and geographic location.
Welltower Inc. is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 98.378% as of December 31, 2025. Welltower Inc. issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP or its subsidiaries and Welltower Inc. has fully and unconditionally guaranteed all existing and future senior unsecured notes.
Unless stated otherwise or the context otherwise requires, references to “Welltower” mean Welltower Inc. and references to “Welltower OP” mean Welltower OP LLC. References to “we,” “us,” “our” or the “Company” mean collectively Welltower, Welltower OP and those entities/subsidiaries wholly-owned or controlled by Welltower and/or Welltower OP.
Portfolio of Properties
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2025.
Property Types
We predominantly invest in seniors housing, wellness housing and post-acute care communities and evaluate our business through three reportable segments: Seniors Housing Operating, Triple-net and Outpatient Medical. For additional information regarding our segments, please see Note 18 to our consolidated financial statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to our consolidated financial statements. The following is a summary of our various property types.
Seniors Housing Operating
Our Seniors Housing Operating properties include wellness housing, independent living and independent supportive living, continuing care retirement communities, assisted living, Alzheimer’s/dementia care and include care homes with or without nursing (U.K.), and are focused on assisting with activities of daily living that preserve a person’s mobility and providing social systems to promote cognitive engagement. Our properties include stand-alone properties that provide one level of service, combination properties that provide multiple levels of service and communities or campuses that provide a wide range of services. Properties can be held in joint venture entities with operating partners and we may utilize the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which is commonly referred to as a “RIDEA” structure.
Wellness Housing Wellness housing generally refers to age-restricted or age-targeted multi-unit housing with self-contained living units for older adults, usually aged 55+, who are able to care for themselves. Wellness housing communities generally do not offer additional services such as meals.
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

Alzheimer’s/Dementia Care Alzheimer’s/Dementia Care refers to state-regulated rental properties that generally provide assisted living and independent living services, but also provide supportive care to residents with memory loss, Alzheimer’s disease and/or other types of dementia. Amenities vary, but may include enhanced security, specialized design features and memory-enhancing therapies that promote relaxation and help slow cognitive decline.
Care Homes with or without Nursing (U.K.) Care homes without nursing, regulated by the Care Quality Commission (“CQC”), are rental properties that provide essentially the same services as U.S. assisted living. Care homes with nursing, also regulated by the CQC, are licensed daily rate or rental properties where most individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for various national and local reimbursement programs. Unlike the U.S., care homes with nursing in the U.K. generally do not provide post-acute care.
Our Seniors Housing Operating segment accounted for 78%, 76% and 72% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had relationships with 62 partners to manage our Seniors Housing Operating properties. Generally, our partner provides management services to the properties pursuant to an incentive-based management contract. We rely on our partners to manage these properties effectively and efficiently. For the year ended December 31, 2025, Care UK, Cogir Management Company and Sunrise Senior Living accounted for 14%, 12% and 10% of Seniors Housing Operating Segment revenues, respectively.
Triple-net
Our Triple-net properties offer services including independent living and independent supportive living (Canada), assisted living, continuing care retirement communities, Alzheimer’s/dementia care and care homes with or without nursing (U.K.) as each is described above, as well as long-term/post-acute care. Our properties include stand-alone properties that provide one level of service, combination facilities that provide multiple levels of service and communities or campuses that provide a wide range of services. We invest primarily through acquisitions, development and joint venture partnerships.
Our Triple-net properties are primarily leased to operators under long-term, triple-net master leases that obligate the tenant to pay all operating costs, utilities, real estate taxes, insurance, maintenance costs and all obligations under certain ground leases. In addition, such triple-net master leases often require our tenants to fund a minimum amount related to capital expenditures. The leases generally have a fixed contractual term of 10 to 20 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options, a portion of which could result in the disposition of properties for less than full market value if the options were to be exercised. Substantially all these operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators are generally recorded based on the contractual cash rental payments due for the period. We are not involved in property management.
Long-Term/Post-Acute Care Facilities Post-acute care is at the leading edge of reducing healthcare costs while improving quality. These high-impact centers help patients recover from illness or surgery with the goals of getting the patient home and healed faster and reducing hospital readmission rates. Our long-term/post-acute care portfolio predominantly consists of skilled nursing/post-acute care facilities where most residents require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement in the U.S. or provincial reimbursement in Canada. All properties offer some level of rehabilitation services. Some properties focus on higher acuity patients and offer rehabilitation units specializing in cardiac, orthopedic, dialysis, neurological or pulmonary rehabilitation.
At December 31, 2025, approximately 96.9% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. We believe this bundling feature benefits us because the tenant cannot limit the purchase or renewal to better performing properties and terminate the leasing arrangement with respect to poorer performing properties. This bundling spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts. In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.
Our Triple-net segment accounted for 11%, 10% and 13% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, our revenues related to our relationship with Integra Healthcare Properties (“Integra”) accounted for approximately 16% of our Triple-net segment revenues and 2% of total revenues.
Outpatient Medical
Outpatient Medical Buildings Our remaining outpatient medical portfolio, exclusive of held for sale properties, primarily consists of triple-net leased properties leased to investment grade healthcare providers. As of December 31, 2025, approximately 91% of our outpatient medical building portfolio is affiliated with health systems (buildings directly on or adjacent to hospital campuses or with tenants that are satellite locations for the health system and its physicians). As of December 31, 2025, 66% of our portfolio included leases with full pass through of expenses to the tenant, 24% with a partial expense reimbursement (modified gross) and 10% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of eight years at December 31, 2025 and are often credit enhanced by security deposits, guarantees and/or letters of credit.
Our Outpatient Medical segment accounted for 7%, 10% and 11% of total revenues for each of the years ended December 31, 2025, 2024 and 2023, respectively.
Investments
Providing high-quality and affordable healthcare to an aging global population requires vast investments and infrastructure development. We invest in seniors housing, wellness housing and post-acute care communities through acquisitions, developments and joint venture partnerships. For additional information regarding acquisition and development activity, please see Note 3 to our consolidated financial statements. We seek to diversify our investment portfolio by property type, relationship and geographic location. In evaluating potential investments, we allocate capital with a singular focus on generating long-term compounding of per share earnings growth for existing shareholders. We seek to partner with aligned, high quality operators who demonstrate the staying power to perform across cycles, and to invest at a compelling basis that provides a meaningful margin of safety. Our capital is deployed into real estate in affluent micro-markets benefitting from secular demand in an effort to generate durable cash flow growth. We seek to structure investments to protect downside risk and avoid the risk of permanent capital loss while allowing for sustained long-term growth.
We monitor our investments through a variety of methods determined by the type of property. For example, our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral.
Other Investment Types
Construction We are party to agreements to develop or redevelop properties funded through capital that we and/or our joint venture partners provide. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based on the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. The construction period commences once expenditures for the property have been made and activities necessary to get the property ready for its intended use are in progress and terminates when the applicable property is substantially complete and ready for its intended use. During the construction period, we advance funds in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a company representative. During the construction period, we generally require an additional credit enhancement in the form of holding back a portion of the development fee, requiring a credit support for cost-overrun obligations and/or completion guarantees. As of December 31, 2025, we had outstanding construction investments of $738,859,000 and were committed to provide additional funds of approximately $493,027,000 to complete construction for consolidated investment properties. We also provide construction loans which, depending on the terms and conditions, could be treated as loans or investments in unconsolidated entities.
Loans Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees. Real estate loans consist of mortgage loans and other real estate loans that are primarily collateralized by a first mortgage lien, a leasehold mortgage on, or an assignment of interests in the legal entity or entities directly and/or indirectly owning the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. As of December 31, 2025, we had outstanding loans, net of allowances, of $2,082,265,000 with an interest yield of approximately 8.9% per annum. Our yield on loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The loans outstanding as of December 31, 2025 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term.
Investments in Unconsolidated Entities Investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies are reported under the equity method of accounting. As of December 31, 2025, we had investments in unconsolidated entities of $1,809,590,000. Our investments in unconsolidated entities generally represent interests ranging from 8% to 95% in real estate assets. Additionally, our investments in unconsolidated entities include investments made through our private funds management business.
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

Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments, accounted for using the equity method and are presented as investments in unconsolidated entities. We have made loans related to 22 properties with a carrying value of $897,724,000 as of December 31, 2025, which are classified as in substance real estate investments.
Principles of Consolidation
The consolidated financial statements are in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.
At inception of joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. Accounting Standards Codification Topic 810, “Consolidations,” requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.
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
Data Science, Artificial Intelligence (“AI”) and Welltower Business System (“WBS”)
We collect data related to our portfolio of over 2,500 properties, which allows us key advantages in selecting investment locations, products, price points and partners for our properties, as well as insights into our potential competition, anticipated costs and other metrics. Our data science team, led by doctorate-level statisticians and mathematicians is focused on building and refining proprietary statistical models and algorithms to project financial performance, predict lease-up and occupancy trends, identify specific locations by product type and assess targeted supply-demand dynamics. Using the data science platform, the data science team prepares a report as a typical initial step in our underwriting process for evaluating virtually every potential seniors housing investment opportunity. This report is then reviewed by our investment committee when evaluating such opportunities.
As our properties continuously produce new data and we acquire more properties, the data science platform scales and becomes more precise in its predictive analytics and has enabled us to conduct broad and deep analysis across our focus markets. These predictive tools inform the platform’s supply/demand analysis, location analytics, comparative and predictive modeling, investment and capital expenditure analytics and revenue and asset management capabilities by allowing quick insights regarding demand, prospective consumer and depth of the local labor market, as well as improved risk assessment and increased comfort in our underwriting process as markets evolve.
We are integrating AI into our data science platform to assist in analyzing and extracting more insights from our internal documents. Additionally, we have created internal generative AI chatbots, using our proprietary information to interact with and answer queries by our employees about our human resources and other relevant policies and other internal-facing matters.
In addition to supporting investment selection and underwriting, we use standardized data, technology and operating practices to support execution across our seniors housing operating partner network in our end-to-end operating platform, WBS. WBS is intended to support our operating partners through process standardization, shared services and data and technology enablement, centralizing certain repeatable activities that can be performed more efficiently at scale. WBS provides site-level teams with standardized data and operational insights to support day-to-day decision-making and improve the resident and employee experience. Implementation is phased and conducted in collaboration with our operating partners, and we monitor adoption and effectiveness through standardized KPIs and reporting routines.
Sustainability
Sustainability Approach We strive to operate in a responsible, transparent and sustainable manner. Our leadership, through the cross-functional Sustainability Steering Committee and the Board of Directors (the “Board”), through the Nominating Corporate/Governance Committee, oversees and advances our sustainability initiatives. Our corporate responsibility and sustainability strategy is focused on adopting leading sustainability practices across our business and we were recognized for our leadership in this space over the past year in the following ways:
•Maintained top 30% (3rd decile) ISS Quality Score ranking for each of Environment and Social;
•Preserved Prime status under the ISS-ESG Corporate Rating for the seventh consecutive year;
•Maintained GRESB Green Star status for the fifth consecutive year, earning 29 out of 30 possible points in the Management component; and
•Recognized for industry-leading governance practices, including #1 ranking from Green Street Advisors for Corporate Governance amongst all US REITs.
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
We value and are committed to our employees. We believe that a diverse workplace promotes equal opportunity, produces a variety of perspectives, motivates employees and helps us understand and better serve our stakeholders and the communities in which we do business. We support seven employee network groups (“ENGs”) including women, families, racial and ethnic minorities, military, young professionals and those who identify as LGBTQI+ and their allies. Our ENGs provide support, education, networking opportunities and community belonging for our employees. These efforts support our ability to compete for and foster talent in an ever-changing workforce.
In addition, we have several social initiatives in place that are focused on, among other things, engaging with our communities and promoting the health and well-being of our employees, tenants and residents. The Welltower Charitable Foundation (the “Foundation”) financially supports charitable initiatives related to aging, healthcare, the environment, education and the arts. We encourage our employees to give back to the community by matching their contributions and donating their time to eligible charitable organizations. Funds are also allocated to each of our ENGs to make charitable contributions in support of their programming efforts. The Welltower Charitable Foundation will provide a 100% match of employee donations to verified 501(c)(3) organizations, up to $2,500 per employee per calendar year. Additionally, the Foundation facilitates presentations for charities to compete in the Give-WELL campaign. This campaign enables our employees to present and vote for charities that will receive donations from the Foundation. During 2025, we sponsored our fifth annual Day of Giving so our employees could collaborate to make an impact with local charitable organizations through volunteer opportunities. See “Human Capital” below for additional information regarding our employee initiatives and programs.

Additional information regarding our sustainability programs and initiatives is available in our 2024 Sustainability Report (located on our website at www.welltower.com). Information on our website, including our Sustainability Report or sections thereof, is not incorporated by reference into this Annual Report.
Human Capital
Our employees are our greatest asset. As of December 31, 2025, we had 712 employees (642 located in U.S., 49 in the U.K. and 21 in Canada). We remain committed to the success of our people and the diverse skills and experiences they contribute to advancing our mission.
Strategic Growth Through Leadership and Organizational Development In 2025, we supported several leadership transitions designed to strengthen our long-term leadership bench and ensure continuity across the organization. We introduced the Welltower Tech Quad, appointing leaders in data, innovation, information, and technology to accelerate digital transformation, modernize infrastructure, and enhance analytics capabilities. We also promoted key leaders from Finance and Investments into newly created Executive Vice President roles, including a new function supporting Asset Management. These transitions reinforce our ongoing focus on leadership development, succession, strength, and strategic growth.
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
Cultural and Employee Development In 2025, we continued to prioritize an inclusive and respectful workplace. Our civil treatment and inclusive leadership programs were delivered throughout the year, supporting our commitment to fostering a culture where employees feel values, respected and equipped to perform at their best.
Additionally, we continued to focus on retaining and developing high-performing talent across the organization. This included completing a company-wide market study, expanding our compensation data sources and redesigning salary structures to ensure strong market alignment.
Compensation, Wellbeing and Benefits We are dedicated to offering compensation and benefits to attract and retain top talent. In addition to competitive pay, our programs include comprehensive health coverage, retirement plans with strong matching programs, an employee stock program, tuition assistance, extended mental health support and paid leave offerings that support work-life integration.
Throughout 2025, we expanded our wellness programs, strengthened family-care benefits and introduced new tools and resources to help employees better manage their health and personal responsibilities to ensure we keep wellbeing a top priority.
To enhance collaboration, synergy and organizational velocity we transitioned back to a five-day in-office workweek. This decision was grounded in our belief that in-person connection creates the conditions for more effective teamwork, sustained innovation and a culture of continuous incremental progress to uphold the high-performance standards that define who we are.
Credit Concentrations Please see Note 9 to our consolidated financial statements.
Geographic Concentrations Please see “Item 2 – Properties” below and Note 18 to our consolidated financial statements.
Certain Government Regulations
United States
Health Law Matters — Generally
Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs and these facilities are subject to extensive regulation, including federal and state laws covering the type and quality of medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to healthcare fraud and abuse, including, but not limited to, the federal Anti-Kickback Statute (“AKS”), the federal Stark Law (“Stark Law”), the Civil Monetary Penalties Act, and the federal False Claims Act (“FCA”), as well as comparable state laws. Hospitals, physician group practice clinics and other healthcare providers that operate in our portfolio are subject to extensive federal, state and local licensure, registration, certification and inspection laws, regulations and industry standards, as well as other conditions of participation in federal and state government programs such as Medicare and Medicaid. Further, healthcare providers, including operators of long-term care facilities are required to have in place compliance and ethics programs that meet the requirements of federal laws and regulations. Our tenants’ failure to comply with applicable laws and regulations could result in, among other things: loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification or exclusion from federal and state healthcare programs; loss of license; or closure of the facility. See risk factors “The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us” and “Our operators’ or tenants’ failure to comply with federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us” in “Item 1A – Risk Factors” below. Moreover, in light of certain arrangements that we may pursue with healthcare entities who are directly subject to laws and regulations pertaining to healthcare, and, given that certain of our arrangements are structured under the provisions of RIDEA, certain healthcare fraud and abuse laws and data privacy laws could apply directly to Welltower. See risk factor “We assume operational and legal risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business results of operations and financial condition” in “Item 1A - Risk Factors” below.
Licensing and Certification
The primary regulations that affect seniors housing facilities are state licensing and certification laws. For example, certain healthcare facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (i) constructing a new facility, (ii) adding beds or expanding an existing facility, (iii) investing in major capital equipment or adding new services, (iv) changing the ownership or control of an existing licensed facility or (v) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator.
With respect to licensure, generally our seniors housing and long-term/post-acute care facilities are required to be licensed by the applicable state-regulatory authority. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property and could result in suspension of new admissions or loss of licensure. Our entities are named on licenses for nearly all of the RIDEA portfolio and the loss of a license for one facility can require reporting in other jurisdictions. CON and licensure laws may limit the number of potential operators of our tenant healthcare facilities, which could reduce the value of such properties if put up for sale.
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
•Seniors Housing Facilities The majority of the revenues received by the operators of U.S. seniors housing facilities are from private pay sources. The remaining revenue source is primarily Medicaid provided under state waiver programs for home and community-based care. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level or changes in Medicaid eligibility and reimbursement levels. The recently-passed “One Big Beautiful Bill Act” or “OBBBA” may impact the availability of Medicaid reimbursement but may also expand the availability of states to obtain waivers for home and community based services, as discussed below.
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
◦Medicare Reimbursement Generally, long-term/post-acute care facilities are reimbursed by Medicare under prospective payment systems, which generally provide reimbursement based on a predetermined fixed amount per episode of care and are updated by the Centers for Medicare and Medicaid Services (“CMS”), an agency of the Department of Health and Human Services (“HHS”) annually. There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services. The HHS Office of Inspector General (“OIG”) has released recommendations to address skilled nursing facility (“SNF”) billing practices and Medicare payment rates, which may impact our tenants and operators. In June 2023, CMS began publishing additional information regarding Medicare-certified nursing homes with common owners and operators. This information makes it easier for stakeholders (such as state licensing officials, state and federal law enforcement and researchers) and the public to identify common owners of nursing homes across different nursing home locations. The information also allows for greater accessibility to information regarding facilities’ performance and any common ownership links among facilities with poor performance. CMS has also increased scrutiny and oversight over the country’s poorest performing nursing facilities through the Special Focus Facility Program, now publishing monthly updates to its Special Focus Facility List, which highlights facilities with a history of serious quality of care issues, and is increasing enforcement actions against facilities that fail to demonstrate improvement, including denial of payment and potential loss of Medicare certification. Additionally, CMS ties a portion of SNF Medicare reimbursement to the SNF Value-Based Purchasing Program (“SNF VBP”). While the SNF VBP only considered one quality measure in the FY 2025 Program Year, the SNF VBP will consider four quality measures in the FY 2026 Program Year. This may impact the reimbursement levels and public perception of our SNF tenants and operators.
◦Medicaid Reimbursement Many states reimburse nursing facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. In most states, Medicaid does not fully reimburse the cost of providing services. Certain states are attempting to slow the rate of Medicaid growth by freezing rates or restricting eligibility and benefits. In addition, Medicaid reimbursement rates may decline if state revenues in a particular state are not sufficient to fund budgeted expenditures. Further, in 2025, Congress passed and the President signed Public Law No. 119-21, OBBBA into law. The OBBBA included a number of changes which are anticipated to reduce the size of the Medicaid eligible population—including work requirements for certain Medicaid recipients and caps on the value of assets, such as homes, that Medicaid recipients may own while qualifying for Medicaid coverage—and otherwise decrease the amount of Medicaid spending—including shortening the length of retroactive Medicaid coverage and reducing states’ ability to tax Medicaid providers to fund state contributions to Medicaid—as compared to prior law. Reductions in the Medicaid population and in Medicaid rates could reduce the revenue and operating margins of tenants and operators of nursing facilities.
◦Skilled Nursing Facility and Nursing Facility Compliance Program Guidance In November 2024, OIG published industry segment-specific compliance program guidance for Skilled Nursing Facilities and Nursing Facilities to develop, implement and maintain effective compliance and quality programs, identify and mitigate risks, ensure compliance with federal regulations and improve the quality of care and safety for residents. This is the first of a series of compliance program guidance that OIG plans to issue for different healthcare sectors and reflects OIG’s findings and observations from its work on matters involving nursing facilities as well as its current enforcement priorities and stakeholder interactions. The guidance identifies key risk areas for the industry, including a detailed, industry-specific discussion of eight AKS risk areas for nursing facilities and provides recommendations for minimizing conflicts of interest in nursing facility pharmaceutical decisions. OIG may publish guidance as to other entity types in the future or revise its guidance for SNFs and Nursing Facilities.
◦Health Reform Laws Certain health reform measures could be implemented as a result of political, legislative, regulatory and administrative developments and judicial proceedings. In 2024, as part of President Biden’s nursing home reform initiative, CMS issued a Final Rule establishing minimum staffing standards for long-term care facilities that would have required enhanced minimum nurse staffing levels. However, on December 2, 2025, HHS and CMS announced repeal of the Final Rule. CMS continues to require the disclosure of certain ownership and managerial information regarding Medicare SNFs and Medicaid NFs, including updates to identify REIT ownership of SNFs. The OBBBA, as discussed above, may affect both the size of the Medicaid population and reimbursement per Medicaid beneficiary. We cannot predict whether the existing Health Reform Laws, the results of the 2026 Congressional elections and potential subsequent developments, or future healthcare reform legislation, executive orders or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. In addition, in 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs or other negative impacts on our operators’ or tenants’ property or business that are difficult to predict.
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
Fraud & Abuse Enforcement
Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state and local laws, regulations and applicable guidance that govern the operations and financial and other arrangements that may be entered into by healthcare providers. Certain of these laws, such as the AKS and Stark Law, prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government healthcare programs. Other government health program laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Our operators and tenants that receive payments from federal healthcare programs, such as Medicare and Medicaid, are subject to substantial financial penalties under the Civil Monetary Penalties Act and the FCA upon a finding of noncompliance with such laws. In 2024, CMS issued a Final Rule that expanded CMS’ enforcement authority for imposing civil money penalties (“CMPs”) and strengthens nursing home enforcement regulations by expanding the number and types of CMPs that CMS can impose on long-term care facilities. In addition, states may also have separate false claims acts, which, among other things, generally prohibit healthcare providers from filing false claims or making false statements to receive payments. Federal and state FCAs contain “whistleblower” provisions that permit private individuals to bring healthcare fraud enforcement claims on behalf of the government, known as qui tam provisions. At least one federal judge has held that federal qui tam provisions are unconstitutional, though other qui tam cases continue nationwide. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, exclusion from any government healthcare program, damage assessments and imprisonment. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government healthcare programs and revocation of healthcare licenses. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations and audits by the federal and state agencies that oversee these laws and regulations.
Prosecutions, investigations or whistleblower actions could have a material adverse effect on a property operator’s liquidity, financial condition and operations, which could adversely affect the ability of the operator to meet its financial obligations to us. In addition, government investigations and enforcement actions brought against the healthcare industry have increased over the past several years and may continue. The costs for an operator of a healthcare property associated with both defending such enforcement actions and the undertakings in settling these actions can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us. In addition, we could potentially be directly subject to these healthcare fraud and abuse laws, as well as potential investigation or enforcement, as a result of our RIDEA-structured arrangements and certain collaboration or other arrangements we may pursue with stakeholders who are directly subject to these laws.
Federal and State Data Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations (“HIPAA”) and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of personal information, including individually identifiable health information. These laws also may require a business to issue notifications in the event of the data breach. Where applicable, we often rely on management companies and tenants to comply with these laws, violations of which may result in regulatory scrutiny, lawsuits or substantial civil and/or criminal fines and penalties, including regulatory consent orders. The costs to a business such as ours or to an operator of a healthcare property associated with developing and maintaining programs and systems to comply with applicable data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines, can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Finally, data privacy and security laws and regulations continue to develop, including with regard to HIPAA, privacy and security standards enforced by the Federal Trade Commission, and U.S. state privacy laws governing consumer personal data and consumer health data. Comprehensive consumer data privacy laws, such as the California Consumer Privacy Act, as amended, are in effect. Consumer health data-focused privacy laws, such as the Washington My Health My Data Act and Nevada’s consumer health data privacy law, are also in effect. Furthermore, many states have introduced legislation that would revise or implement new such laws, and many states have promulgated regulations, which continue to evolve, to implement existing legislation. States have also passed and proposed new statutes and regulations that may affect the use of artificial intelligence in healthcare. As we use data to better inform our investments and the efficacy of care in our communities and as we and our tenants and operators consider whether to invest in new tools, these developments may add potential uncertainty and costs towards compliance obligations, business operations or transactions that depend on data. These evolving privacy laws may create restrictions or requirements in our, our operators’ and other business partners’ use, sharing and retention of data and use of artificial intelligence tools. New privacy and security laws could require substantial investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations and potentially create new privacy related legal risks.
United Kingdom
In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other key legislation including the Health and Care Act 2022 and relevant regulations at a UK-nation-level, such as the Health and Social Care Act 2008 (Regulated Activities) Regulations 2014 (as amended) for England, and equivalent regulations for the other UK nations (Wales, Scotland, and Northern Ireland). This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, among other things, that all persons responsible for carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered with the relevant regulatory body with competence over the locations where “Regulated Activities” are conducted. The relevant regulatory body for England is the Care Quality Commission, for Wales is the Care Inspectorate Wales (and for some regulated activities, Healthcare Improvement Scotland) and for Northern Ireland is the Regulation and Quality Improvement Authority (each a “Relevant Regulatory Body”). “Regulated Activities” include provision of accommodation for persons who require nursing, and also, treatment of disease, disorder or injury. Relevant Regulatory Bodies regulate the health and social care services industry, conduct inspections, issue reports, and take enforcement action to ensure compliance. With respect to our senior housing facilities (care homes) in the UK, care services are delivered by our operators, who own the assets (equipment, leases, patient-relationships) and third-party operators, who are responsible for staff management at the facilities. Both our operators and third-party operators must be registered with the relevant Regulatory Bodies (depending on the locations of our facilities) for their activities at these facilities.
Failures in compliance increase reputational and enforcement risks. Relevant Regulatory Body inspection reports are published on the Relevant Regulatory Body’s website, making them publicly accessible. If a provider regulated by the CQC receives a ’Requires Improvement’ or ’Inadequate’ rating or an equivalent rating from the Relevant Regulatory Body in another UK nation—they are required to develop and implement a remediation plan. The provider must address the identified issues and achieve compliance within a timeframe agreed upon with the Relevant Regulatory Body. Failure to do so may result in enforcement actions, including suspension or withdrawal of registration or statutory penalties.
The Department of Health and Social Care is responsible for the provision of care services for seniors in England, and equivalent Government Departments in other UK nations are responsible for the provision of care services in their jurisdictions, primarily through local commissioning bodies (“Local Authorities”), which contract with care home providers within their jurisdictions. Many of our senior housing facilities in the UK have been contracted by Local Authorities to provide care home services. Residents placed by a Local Authority under these arrangements are either fully government-funded or eligible for a government subsidy. Residents at our care homes outside these arrangements are exclusively private pay. Under arrangements with Local Authorities, we are required to comply with contractual standards that are generally aligned with Relevant Regulatory Body requirements. Local Authorities conduct their own inspections to assess compliance. If we or our operators are found to be non-compliant, this may result in termination risks under our agreements with Local Authorities. However, in most cases, a remediation plan will be agreed upon, and ongoing monitoring may be required until compliance is achieved.
Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws currently take the form of the U.K.’s Data Protection Act 2018, the U.K. General Data Protection Regulation and the Privacy and Electronic Communications (EC Directive) Regulation 2003 (collectively “U.K. DP Laws”). U.K. DP Laws impose a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater. The U.K. DP Laws are subject to incremental change with the introduction of the Data (Use and Access) Act 2025 (“DUAA”). One of the most significant changes due to DUAA is the closer alignment of regulatory enforcement (including the level of fines) between the U.K. GDPR and PECR. The U.K. DP Laws may create restrictions or requirements in our operators; and other business partners’ use, sharing and retention of data. These include notification to the regulator and individuals in the event of a personal data breach which meets certain thresholds, and an annual registration fee for each entity operating a care home. The costs to a business such as ours or to an operator of a healthcare property associated with developing and maintaining programs and systems to comply with the U.K. DP Laws, including any related claims, requests and regulatory enforcement actions can be substantial.

Organizations incorporated in or carrying on a business in the U.K., as well as individuals who are British citizens or residing in the U.K., are also subject to the U.K. Bribery Act 2010 (“UKBA”). Importantly, the UKBA created a corporate offense of failure to prevent bribery. Similarly, the “failure to prevent” model applies in respect of the corporate failure to prevent the facilitation of (UK and/or foreign) tax evasion, pursuant to the Criminal Finances Act 2017. In relation to the UK tax offense, any organization, wherever it is formed or operates can fall into scope. Where non-UK tax is evaded, an organization, wherever it is formed or operates can fall into scope. Where non-UK tax is evaded, an organization is in scope where there is a “connection” to the UK. Finally, since September 1, 2025, the Economic Crime and Corporate Transparency Act 2023 has criminalized corporate failure, by large organizations (A “large organization” is defined by meeting two of the three following criteria: turnover of more than £36 million; balance sheet total of more than £18 million; and more than 250 employees), to prevent fraud. All three corporate “failure to prevent” offenses are strict liability offenses, subject to a prevention procedures defense.
Organizations that carry on business in the U.K. supply goods or services, and have a turnover of £36 million or more are subject to corporate reporting requirements under the U.K. Modern Slavery Act 2015. In accordance with the Act, Welltower publishes on its website a statement setting out the steps it has taken during the most recent financial year to prevent modern slavery and trafficking in its business and supply chains. Under U.K. occupational health and safety legislation, all employers are subject to a general “duty of care” to protect their employees and others (which in the case of care homes includes residents and visitors) from harm arising from their work activities, as well as a wide range of more prescriptive duties and responsibilities (including under some environmental legislation). Failure to comply with U.K. health and safety or environmental legislation is a strict liability offense.
The U.K. has national minimum wage legislation with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years. Further, all employers in the U.K. are subject to strict immigration law rules under the Immigration Act 1971 which require them to ensure that all of their employees and workers have the right to work in the U.K. Material failures in this respect can lead to criminal liability. Also of relevance are the Agency Worker Regulations 2010 under with Agency Workers have a right to receive the same pay as comparator employees once they have been providing services for 12 weeks or more. Finally, from October 2024, employers in the U.K. have been under a proactive duty to take reasonable steps to prevent sexual harassment in the workplace. Failures in this respect can lead to adverse Employment Tribunal findings and compensation awards as well as investigation and enforcement action from the Equality & Human Rights Commission.
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
Ontario’s health privacy law, the Personal Health Information Act, 2004, was amended in 2024 to give Ontario’s health privacy regulator the ability to issue administrative monetary penalties up to CAD $ 50,000 (for natural persons) or CAD $500,000 (for all other persons). In September 2021, the province of Quebec adopted significant amendments to its privacy legislation (each of which are now in effect), including a new enforcement scheme with significant penalties and fines: up to CAD $10 million or 2% of global turnover (whichever is greater) for administrative monetary penalties and up to CAD $25 million or 4% of global turnover for penal fines. Quebec also enacted the Act respecting health and social services information, which came into force on July 1, 2024. The Act regulates the processing of personal health information by various health-related entities, including private seniors’ residences. Quebec’s private sector privacy law does not apply to health and social services information if the Act respecting health and social services information applies. The Act respecting health and social services information also contains penal provisions for contravention to certain obligations. These fines depend on the nature of the violation, but range between CAD $1,000 to CAD $10,000 and CAD $5,000 to CAD $100,000 (for natural persons) and CAD $3,000 to CAD $30,000 and between CAD $15,000 and CAD $150,000 (for all other persons). Minimum and maximum fines may be doubled for second offenses and tripled for third and subsequent offenses.
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
General
On April 1, 2022, the company formerly known as Welltower Inc. (“Old Welltower”), became a wholly-owned subsidiary of WELL Merger Holdco Sub Inc. in a transaction intending to qualify as a reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended (the “Code” and the “Reorganization”). In connection with the Reorganization, Old Welltower changed its name to Welltower OP Inc., WELL Merger Holdco Sub Inc. changed its name to Welltower Inc. and Old Welltower became a “qualified REIT subsidiary” of the Company. Effective on May 24, 2022, Welltower OP Inc. converted from a Delaware corporation into a Delaware limited liability company named Welltower OP LLC. Prior to the Reorganization, Old Welltower elected to be taxed as a REIT and was organized and operated in a manner intended to qualify as a REIT. As a result of the Reorganization, the Company is treated as a continuation of Old Welltower for U.S. federal income tax purposes.
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
Despite qualifying as a REIT, we may be subject to U.S. federal income and excise tax as follows:
•To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;
•If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be taxed at the highest corporate rate;
•Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property) will be subject to a 100% tax;
•If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;
•If we fail to distribute during each year at least the sum of (i) 85% of our REIT ordinary income for the year, (ii) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (iii) any undistributed taxable income from preceding years, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and
•We will be subject to a 100% tax on certain amounts from certain transactions involving our “taxable REIT subsidiaries” that are not conducted on an arm’s length basis. See “Investments in Taxable REIT Subsidiaries.”
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
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for certain relief provisions provided by the Code. These relief provisions generally will be available if (i) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income, and (ii) the failure to meet such tests was due to reasonable cause and not due to willful neglect. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (i) the gross income attributable to (a) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test and (b) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test, multiplied by (ii) a fraction intended to reflect our profitability. The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify under the 75% and 95% gross income tests and to exclude items from the measure of gross income for such purposes.
Asset Tests Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets (including interests in real property, interests in mortgages on real property or on interests in real property, shares in other REITs and debt instruments issued by publicly offered REITs), cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments (the “75% asset test”). Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than another REIT or a taxable REIT subsidiary. Further, no more than 25% (20% for taxable years beginning before January 1, 2026) of our total assets may be represented by securities of one or more taxable REIT subsidiaries (the “25% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer (the “5% asset test”) other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 25% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value-related tests are not satisfied due to changes in the value of the assets of a REIT.
Certain items are excluded from the 10% value test, including: (i) straight debt securities meeting certain requirements; (ii) any loan to an individual or an estate; (iii) any rental agreement described in Section 467 of the Code, other than with a “related person”; (iv) any obligation to pay rents from real property; (v) certain securities issued by a state or any subdivision thereof, the District of Columbia, a non-U.S. government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (vi) any security issued by a REIT; and (vii) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“10% Value Excluded Securities”). If a REIT, or its taxable REIT subsidiary, holds (i) straight debt securities of a corporate or partnership issuer and (ii) securities of such issuer that are not 10% Value Excluded Securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.
A REIT’s interest as a partner in a partnership is not treated as a security for purposes of applying the 10% value test to securities issued by the partnership. Further, any debt instrument issued by a partnership that is not a 10% Value Excluded Security will not be a security for purposes of applying the 10% value test (i) to the extent of the REIT’s interest as a partner in the partnership or (ii) if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) would qualify for the 75% gross income test. For purposes of the 10% value test, a REIT’s interest in a partnership’s assets is determined by the REIT’s proportionate interest in any securities issued by the partnership (other than the excluded securities described in the preceding paragraph).
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
With respect to corrections of failures as to violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation due to the ownership of assets that do not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the violation. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the Internal Revenue Service (“IRS”) that describes the non-qualifying assets.
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
The IRS has proposed regulations and issued several notices indicating its intention to propose further regulations providing guidance regarding the Corporate AMT and issuing certain interim rules on which taxpayers may rely. The proposed regulations do not include an exception for TRSs. Moreover, under the proposed regulations, in determining whether our TRSs meet the $1 billion average adjusted financial statement income (“AFSI”) the threshold for the Corporate AMT to apply, our TRSs generally will include all of our AFSI. As a result, under the proposed regulations, our TRSs may be subject to the Corporate AMT if the AFSI threshold is satisfied or otherwise does not meet the Corporate AMT safe harbor provisions. Additionally, the proposed regulations would impose new reporting obligations on each of our TRSs subject to the Corporate AMT that are a partner in a partnership, and on partnerships in which we are a member. Our taxable REIT subsidiaries may be subject to material U.S. federal income taxes under the Corporate AMT.
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
It is also possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute such greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (i) timing differences between (a) cash receipts and cash expenditures and (b) the inclusion of income and deduction of expenses in arriving at our taxable income, or (ii) the payment of expenditures that may not be deductible to us. In the event that timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.
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
Failure to Qualify as a REIT If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us. As a result, we anticipate that our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders. In addition, if we fail to qualify as a REIT, we will not be required to distribute any amounts to our stockholders and all distributions to stockholders will be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits and will not be eligible for the 20% deduction under Section 199A of the Code applicable to certain non-corporate shareholders, including individuals. In such event, corporate stockholders may be eligible for the dividends-received deduction. In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities.
In addition to the relief described above under “Income Tests” and “Asset Tests,” statutory relief is available in the event that we violate a provision of the Code that would result in our failure to qualify as a REIT if: (i) the violation is due to reasonable cause and not due to willful neglect; (ii) we pay a penalty of $50,000 for each failure to satisfy the provision; and (iii) the violation does not include a violation described under “Income Tests” or “Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.
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
•an estate the income of which is subject to U.S. federal income tax regardless of its source; or
•a trust that (i) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) or (ii) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.
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
If a redemption or repurchase of shares of our stock is treated as a distribution, the amount of the distribution will be measured by the amount of cash and the fair market value of any property received. See “Distributions Generally.” A U.S. holder’s adjusted tax basis in the redeemed or repurchased shares generally will be transferred to the holder’s remaining shares of our stock, if any. If a U.S. holder owns no other shares of our stock, under certain circumstances, such basis may be transferred to a related person, or it may be lost entirely. Prospective investors should consult their tax advisors regarding the U.S. federal income tax consequences of a redemption or repurchase of our stock.
If a redemption or repurchase of shares of our stock is not treated as a distribution, it will be treated as a taxable sale or exchange in the manner described under “Dispositions of Our Stock.”
Tax Rates Currently, the maximum tax rate for non-corporate taxpayers for (i) long-term capital gains, including certain “capital gain dividends,” generally is 20% (although depending on the characteristics of the assets which produced these gains and on designations which we may make, certain capital gain dividends may be taxed at a 25% rate) and (ii) “qualified dividend income” generally is 20%. In general, dividends payable by REITs are not eligible for the reduced tax rate applicable to qualified dividend income, except to the extent that certain holding period requirements have been met and the REIT’s dividends are attributable to dividends received from taxable corporations (such as its taxable REIT subsidiaries) or to income that was subject to tax at the corporate/REIT level (for example, if the REIT distributed taxable income that it retained and paid tax on in the prior taxable year). Capital gain dividends will only be eligible for the rates described above to the extent that they are properly designated by us as “capital gain dividends.” As mentioned above, U.S. holders that are corporations may be required to treat up to 20% of some capital gain dividends as ordinary income. In addition, non-corporate U.S. holders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax), subject to certain holding period requirements and other limitations.
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
Notwithstanding the above, however, a portion of the dividends paid by a “pension-held REIT” may be treated as UBTI as to certain trusts that hold more than 10%, by value, of the interests in the REIT. A REIT will not be a “pension-held REIT” if it is able to satisfy the “not closely held” requirement without relying on the “look-through” exception with respect to certain trusts or if such REIT is not “predominantly held” by “qualified trusts.” As a result of restrictions on ownership and transfer of our stock contained in our charter, we do not expect to be classified as a “pension-held REIT,” and as a result, the tax treatment described above should be inapplicable to our holders. However, because our common stock is (and we anticipate, will continue to be) publicly traded, we cannot guarantee that this will always be the case.
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
Sale of Our Stock Except as described below under “Redemption or Repurchase by Us,” gain realized by a non-U.S. holder upon the sale, exchange or other taxable disposition of our stock generally will not be subject to U.S. federal income tax unless such stock constitutes a USRPI. In general, stock of a domestic corporation that is a “United States real property holding corporation,” or USRPHC, will constitute a USRPI. We believe that we are a USRPHC. Our stock will not, however, constitute a USRPI so long as we are a “domestically controlled qualified investment entity.” A “domestically controlled qualified investment entity” includes a REIT in which at all times during a five-year testing period less than 50% in value of its stock is held directly or indirectly by non-U.S. persons, subject to certain rules. For purposes of determining whether a REIT is a “domestically controlled qualified investment entity,” a person who at all applicable times holds less than 5% of a class of stock that is “regularly traded” is treated as a U.S. person unless the REIT has actual knowledge that such person is not a U.S. person. Because our common stock is (and we anticipate, will continue to be) publicly traded, no assurance can be given that we are or will continue to be a “domestically controlled qualified investment entity.”
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
Notwithstanding the foregoing, gain from the sale, exchange or other taxable disposition of our stock not otherwise subject to FIRPTA will be taxable to a non-U.S. holder if either (i) the investment in our stock is treated as effectively connected with the conduct by the non-U.S. holder of a trade or business within the U.S. (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the U.S. to which such gain is attributable), in which case the non-U.S. holder will be subject to the same treatment as U.S. holders with respect to such gain, except that a non-U.S. holder that is a corporation may also be subject to the 30% branch profits tax (or such lower rate as may be specified by an applicable income tax treaty) on such gain, as adjusted for certain items, or (ii) the non-U.S. holder is a nonresident alien individual who is present in the U.S. for 183 days or more during the taxable year and certain other conditions are met, in which case the non-U.S. holder will be subject to a 30% tax on the non-U.S. holder’s capital gains (or such lower rate specified by an applicable income tax treaty), which may be offset by U.S. source capital losses of the non-U.S. holder (even though the individual is not considered a resident of the U.S.), provided the non-U.S. holder has timely filed U.S. federal income tax returns with respect to such losses. In addition, even if we are a domestically controlled qualified investment entity, upon disposition of our stock, a non-U.S. holder may be treated as having gain from the sale or other taxable disposition of a USRPI if the non-U.S. holder (i) disposes of such stock within a 30-day period preceding the ex-dividend date of a distribution, any portion of which, but for the disposition, would have been treated as gain from the sale or exchange of a USRPI and (ii) acquires, or enters into a contract or option to acquire, or is deemed to acquire, other shares of that stock during the 61-day period beginning with the first day of the 30-day period described in clause (i), unless such class of stock is “regularly traded” and the non-U.S. holder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of the distribution described in clause (i).
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
Sale or Other Taxable Disposition A U.S. holder will recognize gain or loss on the sale, exchange, redemption, retirement or other taxable disposition of a debt security. The amount of such gain or loss generally will be equal to the difference between the amount received for the debt security in cash or other property valued at fair market value (less amounts attributable to any accrued but unpaid interest, which will be taxable as interest to the extent not previously included in income) and the U.S. holder’s adjusted tax basis in the debt security. A U.S. holder’s adjusted tax basis in a debt security generally will be equal to the amount the U.S. holder paid for the debt security. Any gain or loss generally will be capital gain or loss and will be long-

term capital gain or loss if the U.S. holder has held the debt security for more than one year at the time of such sale or other taxable disposition. Otherwise, such gain or loss will be short-term capital gain or loss. Long-term capital gains recognized by certain non-corporate U.S. holders, including individuals, generally will be taxable at reduced rates. The deductibility of capital losses is subject to limitations.
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
•the non-U.S. holder is not a controlled foreign corporation related to us through actual or constructive stock ownership; and
•either (i) the non-U.S. holder certifies in a statement provided to the applicable withholding agent under penalties of perjury that it is not a U.S. person and provides its name and address; (ii) a securities clearing organization, bank or other financial institution that holds customers’ securities in the ordinary course of its trade or business and holds the debt security on behalf of the non-U.S. holder certifies to the applicable withholding agent under penalties of perjury that it, or the financial institution between it and the non-U.S. holder, has received from the non-U.S. holder a statement under penalties of perjury that such holder is not a U.S. person and provides the applicable withholding agent with a copy of such statement; or (iii) the non-U.S. holder holds its debt security directly through a “qualified intermediary” (within the meaning of the applicable Treasury Regulations) and certain conditions are satisfied.
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
Additional Withholding Tax on Payments Made to Non-U.S. Accounts
Withholding taxes may be imposed under Sections 1471 to 1474 of the Code (such sections commonly referred to as the Foreign Account Tax Compliance Act (“FATCA”)) on certain types of payments made to non-U.S. financial institutions and certain other non-U.S. entities. Specifically, a 30% withholding tax may be imposed on dividends on stock of the Company, interest on debt securities of the Company or Welltower OP, in each case paid to a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code), unless (i) the foreign financial institution undertakes certain diligence and reporting obligations, (ii) the non-financial foreign entity either certifies it does not have any “substantial United States owners” (as defined in the Code) or furnishes identifying information regarding each substantial United States owner, or (iii) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in clause (i) above, it must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by certain “specified United States persons” or “United States owned foreign entities” (each as defined in the Code), annually report certain information about such accounts, and withhold 30% on certain payments to non-compliant foreign financial institutions and certain other account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the U.S. governing FATCA may be subject to different rules.

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
Additionally, the Organization for Economic Cooperation and Development has proposed model rules for a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. While the U.S. has not yet enacted rules implementing Pillar 2, both the U.K. and Canada have. However, on June 28, 2025, members of the Group of Seven (G7), which includes the U.K. and Canada, released a joint statement agreeing in principle to a “side-by-side” system in which Pillar 2 would not apply to certain U.S. parented groups. We cannot guarantee that the side-by-side system will go into effect, or if it does, that it will exempt us from Pillar 2. Although the Pillar 2 rules can lead to additional taxes (“Pillar 2 Taxes”), including taxes on our profits in the U.S., certain parts of the Pillar 2 rules do not apply to “Real Estate Investment Vehicles” and certain of their affiliates. In the event we do not qualify as a Real Estate Investment Vehicle, or one or more of our affiliates do not qualify as a “subsidiary” that is excluded from the Pillar 2 rules, or we do not otherwise qualify for a safe harbor under the Pillar 2 rules, we or our subsidiaries may be subject to Pillar 2 Taxes. We have undertaken an initial assessment, which determined we will meet the transitional safe harbor for the year ended December 31, 2025. We will continue to evaluate the potential consequences of Pillar 2 on our longer-term financial position.
Tax Aspects of Our Investments in Welltower OP and Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to our direct or indirect investments in subsidiary partnerships (including Welltower OP).
Classification as Partnerships We are required to include in our income our distributive share of Welltower OP’s and Subsidiary Partnerships’ income and are entitled to deduct our distributive share of Welltower OP’s and Subsidiary Partnerships’ losses only if the applicable partnership is classified for U.S. federal income tax purposes as a partnership rather than as a corporation or association taxable as a corporation. An organization will be classified as a partnership, rather than as a corporation, for U.S. federal income tax purposes if it (i) is treated as a partnership under Treasury regulations relating to entity classification (the “check-the-box regulations”) and (ii) is not a “publicly traded partnership” taxable as a corporation.
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
•our approach to AI;
•our ability to maintain our qualification as a REIT;
•key management personnel recruitment and retention; and
•the other risks and uncertainties described under “Item 1A — Risk Factors.”
We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes, before making an investment decision.
The risks described below are not the only risks or uncertainties we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such cases, the trading price of our common stock could decline, and you may lose all or part of your original investment. Additionally, while some of the factors, events and contingencies described herein may have occurred in the past, the disclosures herein are not representations as to whether or not they have occurred and are instead provided because future occurrences thereof could adversely affect Welltower. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
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
•divestitures may materially affect our financial condition, results of operations, or cash flows
•our joint venture partners;
•our ability to replace our managers on a timely and successful basis;
•the impacts of severe cold and flu seasons or other widespread illnesses or public health crises and the government’s reaction thereto, on occupancy;
•the insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors;
•ownership of property outside the U.S.;
•changes in legislation affecting REITs;
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

•sustainability-related laws, regulations, commitments and stakeholder expectations;
•costs incurred to remediate environmental contamination at our properties;
•our reliance on data and technology systems and the increasing risks of cybersecurity incidents;
•evolving privacy regulations;
•our approach to AI;
•negative publicity regarding the healthcare industry;
•our dependence on key personnel; and
•Welltower’s holding company status.
Risks Arising from Our Capital Structure
Our capital structure involves exposure to risks, including those related to:
•our future leverage;
•the availability of cash for distributions to stockholders;
•covenants in our debt agreements;
•limitations on our ability to access capital;
•any downgrades in our credit ratings; and
•elevated interest rates.
Risks Arising from Our Status as a REIT
As a result of our status as a REIT, we are exposed to risks, including those related to:
•our ability to remain qualified as a REIT;
•Welltower OP’s ability to maintain status of a partnership;
•the ability of our subsidiaries to qualify as a REIT;
•the impact of tax imposed on any net income from “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes;
•the impact of the 90% annual distribution requirement on our liquidity and ability to engage in otherwise beneficial transactions;
•our limited ability to use taxable REIT subsidiaries under the Code;
•special requirements applicable to the lease of qualified healthcare properties to a taxable REIT subsidiary;
•tax consequences if certain sale-leaseback transactions are not characterized by the IRS as “true leases“;
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
Risks Arising from Our Business
We are exposed to operational and legal risks with respect to our properties that could adversely affect our revenue and operations
Although we have some general oversight approval rights and the right to review operational and financial reporting information with respect to our properties, our operators, managers and tenants are ultimately in control of the day-to-day business of the property, including clinical decision-making. As a result, we face operational risks related to, among other things, fluctuations in occupancy experienced during the normal course of business; Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; labor and employment matters (including increases in the cost of labor for us or our operators or tenants); competition; compliance with federal, state, local and industry-regulated licensure, certification, inspection, fraud and abuse, reimbursement, data privacy, cybersecurity and other laws, regulations and standards, the availability and cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; and litigation involving our properties or residents/patients. Any one or a combination of these factors may adversely affect our revenue and operations and could eventually lead to impairment of our properties. For example, in cases where our taxable REIT subsidiary (“TRS”) is required to hold a healthcare license and enroll in a government healthcare program (e.g., Medicare or Medicaid), penalties for failure to comply with applicable healthcare laws may include loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government healthcare programs, administrative sanctions and civil monetary penalties. In addition, we have entered into joint ventures with respect to certain of our properties that were structured under the provisions of RIDEA, which requires REITs to rely on an operator to manage and operate the property, including complying with laws and providing resident care. However, as the owner and TRS tenant of the property under a RIDEA structure, we are responsible for, and our financial performance is impacted by, operational and legal risks and liabilities of the property, including those described above, despite our limited ability to control or influence our operators’ management of these risks. If these or other operational or legal risks occur with respect to our properties, our business could suffer and our financial position, results of operations or cash flows may be materially affected.
Decreases in our operators’ or tenants’ revenues or increases in our operators’ or tenants’ expenses, including as a result of increased labor costs, could affect their ability to make payments to us
We have very limited control over the success or failure of our operators’ or tenants’ businesses and, at any time, an operator or tenant may experience a downturn in their business that weakens their financial condition. Our operators’ and tenants’ revenues are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursement, if applicable. Expenses are primarily driven by the costs of labor, supplies, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and are expected to continue, to come under pressure due to reimbursement cuts and state budget shortfalls and changes in reimbursement policies and other governmental regulation resulting from actions by the U.S. Congress, U.S. executive orders or other governmental or regulatory agencies. For example, the OBBBA contains a provision that, starting in 2028, will require state Medicaid programs to reduce reimbursement rates by 10 percentage points each year until they reach 100% or 110% of what Medicare pays. This, and other such actions may result in reductions in our operators’ or tenants’ revenues and affect our operators’ and tenants’ ability to meet their obligations to us. In addition, geopolitical tensions or conflicts, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, economic downturns, elevated inflation and interest rates, international trade disputes, tariffs, currency fluctuations, natural disasters, weather events, terrorist attacks, epidemics or other outbreaks of disease, political or social unrest or violence, or similar events, globally or in any of our markets, could adversely affect our operators’ and tenants’ revenues, which would in turn affect our results of operations.
Operating and borrowing costs have increased, and are expected to continue to increase, for our operators and tenants. In particular, our operators’ and tenants’ businesses have experienced increases in labor costs resulting from shortages of medical and non-medical staff. A number of factors have adversely affected the labor force available to our operators and tenants or labor costs, including increased industry competition, high employment levels, restrictions on immigration, increased wages offered by other employers and government regulations. For example, California SB-525, which became effective in June 2024, requires certain healthcare facility employers to pay wages for certain covered employees that are higher than other state-mandated minimum wages. In some geographic areas, the scarcity of specialized medical personnel, experienced senior care professionals and other workers has been an operating issue affecting a wide range of healthcare providers and senior care and housing facilities. Such shortages have and may continue to impact the operations of our operators and tenants, resulting in increased labor and operating costs. Labor shortages or cost inflation may impact our operators’ and tenants’ abilities to comply with minimum staffing requirements under applicable federal and state regulations. Failure to comply with these requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to fines and other regulatory penalties, including the suspension of patient admissions, the termination of Medicaid participation or the suspension or revocation of licenses.
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
Increased competition and oversupply may affect our operators’ and managers’ ability to meet their obligations to us
The operators and managers of our properties compete on a local and regional basis with operators and managers of properties and other healthcare providers that provide comparable services for residents and patients, including on the basis of the scope and quality of care and services provided, clinical conditions and safety, including as a result of any widespread illness or epidemic, consumer confidence in and public perception about such healthcare services and the perceived financial condition, physical appearance, price and location of the properties. In addition, in light of labor shortages for medical and non-medical workers in many geographic areas, our operators and tenants may increasingly compete to attract qualified and experienced employees. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that meet our expected yields and fulfill their obligations to us. If our operators and managers cannot compete effectively or if there is an oversupply of facilities, their financial performance could have a material adverse effect on our financial results.
Our investments in and acquisitions of healthcare and seniors housing properties may be unsuccessful or fail to meet our expectations
We have made and expect to continue to make significant acquisitions and investments as part of our overall business strategy. Investments in and acquisitions of seniors housing and healthcare properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. We could encounter unanticipated difficulties and expenditures relating to acquired properties, including contingent liabilities and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business, including, in each case, as a result of downturns in local economies, changes in local real estate conditions, changing demographics, increased construction costs, decreased demand for our properties or regional climate events. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may incur unanticipated expenditures to ensure completion of the project. Such expenditures may be significant, including as a result of volatility in the price of construction materials or labor. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Healthcare properties are often highly customizable, and the development or redevelopment of such properties may require costly tenant-specific improvements. The actual costs of development or redevelopment may be greater than our estimates. We have experienced delays and disruptions to property redevelopment as a result of supply chain issues and construction material and labor shortages, and may experience additional or more significant delays in the future. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
The largest component of the transactions we announced in 2025 is the acquisition of a real estate portfolio of seniors housing communities in the U.K. for £5.2 billion. Other properties we acquire may be located in new markets, either within or outside the U.S., where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office, hiring and retaining key personnel and unfamiliarity with local governmental oversight, regulation and permitting regimes. These risks may be exacerbated by the volume and complexity of such activity, as well as by geopolitical tension or instability, political and social conditions, inflationary pressures, interest rate fluctuations, climate and weather-related risks and supply chain disruptions.
We cannot assure you that we will achieve the economic benefit we expect from acquisition, investment, development, and redevelopment opportunities, which may lead to impairment of such assets and could have an adverse effect on our results of operations and financial condition.
Acquired properties may expose us to unknown liability
We may acquire properties or invest in joint ventures that own properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based on ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flows. Unknown liabilities with respect to acquired properties might include, among others: liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors and others indemnified by the former owners of the properties.
Competition for acquisitions may result in increased prices for properties
In order to maintain current revenues and continue generating attractive returns, we seek to reinvest cash available from the proceeds of sales of our securities, principal payments on our loans receivable or the sale of properties in a timely manner. We face competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, developers, partnerships and individual investors. In addition, the limited development occurring during the COVID-19 pandemic continues to depress the number of new properties available. This competition may adversely affect us, including by subjecting us to the risk that the purchase price is significantly increased or that we are unable to acquire a desired property because of competition from other well-capitalized real estate investors, some of whom may have greater financial resources and lower costs of capital.

Divestitures may materially affect our financial condition, results of operations or cash flows
We continually evaluate the performance of different facets of our business in connection with our business strategy and have and may in the future seek to divest all or part of our interest in certain portfolios or business lines. For example, during the year ended December 31, 2025, we entered into a definitive agreement to sell an outpatient medical portfolio for a sales price of approximately $7.2 billion. Divestitures can involve risk, such as difficulties in obtaining requisite consents to complete the transaction, separating operations, services and personnel, and might require significant management attention that would otherwise be devoted to our ongoing business.
In the future, we may not be able to complete divestitures on terms favorable to us or at all. The success of these transactions will be subject to market conditions, availability of financing for prospective buyers and other circumstances beyond our control. Healthcare properties are often highly customizable, and we may encounter difficulty finding a buyer when we decide to divest from all or a portion of a portfolio or a business. Further, there is no guarantee that the completion of divestitures, which may be subject to various conditions, will be consummated in accordance with the anticipated timing, on anticipated terms, or at all. If we do not complete these activities in a timely manner, or do not realize anticipated cost savings, synergies and efficiencies, or we incur unanticipated costs, it could negatively impact our business, financial condition, results of operations and cash flows.
Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet their obligations and disputes between us and our partners
We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner may have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such dispute and could have an adverse impact on the operations and profitability of the joint venture; our joint venture partners may have competing interests in our markets that could create conflicts of interests; and that our joint venture partners may be structured differently than us for tax purposes, which could create conflicts of interest and risks to our REIT status. In some instances, we and/or our partner may have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, acquire our partner’s interest or sell the underlying asset at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. On the other hand, our ability to transfer our interest in a joint venture to a third party may be restricted at a time when we would otherwise prefer to sell it, and the market for such interest may be limited and/or valued lower than fair market value. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.
We have rights to terminate our management agreements with operators, in whole or with respect to specific properties under certain circumstances, and we may be unable to replace operators if our management agreements are terminated or not renewed
We are party to management agreements with our Seniors Housing Operating managers pursuant to which they provide comprehensive property management, accounting and other services with respect to our Seniors Housing Operating properties. Although we have the right to terminate many of our management agreements, whether upon the occurrence of certain events or for no cause, there is no assurance that we would be able to timely source a replacement or that any replacement manager would be effective. Any transition to a new manager would most likely require regulatory approval and potentially the approval of the holders of any liens on the property. The failure to replace a manager on a timely or successful basis, as well as the failure to receive required approvals, could have an adverse effect on the properties and our revenue.
A severe cold and flu season, epidemics or any other widespread illnesses or public health crisis and government reaction thereto, could adversely affect the occupancy of our Seniors Housing Operating and Triple-net properties
Our business and the operations occurring at properties we own, whether Seniors Housing Operating or Triple-net, are exposed to risks from severe cold and flu seasons or the occurrence of other epidemics, pandemics, widespread illnesses or public health crises, as occurred during the height of the COVID-19 pandemic. Our revenues and our operators’ revenues are dependent on the occupancy of our properties, which could significantly decrease in the event of a severe cold and flu season, or other epidemics, pandemics, widespread illness or public health crises. Such a decrease would affect the operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make payments to us. In addition, a future epidemic, pandemic, widespread illness or public health crisis could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents or see a reduction in occupancy, and adversely affect their ability to meet their obligations to us, which would have a material adverse effect on our financial results.

The impacts of such events could be severe and far-reaching, and may impact our operations in several ways, including: (i) operators and tenants could experience deteriorating financial conditions and be unable or unwilling to make payments to us on time and/or in full; (ii) we may have to restructure operators’ or tenants’ obligations and may not be able to do so on terms that are favorable to us; (iii) we may experience increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures, restrictions on the movement of people and remote or hybrid work schedules, which introduce additional operational risks including cybersecurity risks; (iv) increased operational costs incurred by us and our operators across all of our properties as a result of public health measures and other regulations affecting our properties and operations, as well as additional health and safety measures adopted by us and our operators and tenants, unique pressures on seniors housing and medical practice employees, including labor shortages, during periods of widespread illness like at the height of the COVID-19 pandemic; and (v) costs of development including expenditures for materials utilized in construction and labor essential to complete existing developments in progress, may increase substantially.
The insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors may adversely affect our business, results of operations and financial condition
We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors may not be able to meet the rent, principal and interest or other payments due us, which may result in their bankruptcy or insolvency, or that a tenant, operator, borrower, manager or other obligor might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, and our loans provide us with the right to terminate any funding obligation, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, borrower, manager or other obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and interest in the case of a loan, and to exercise other rights and remedies. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some instances, where we have transitioned a property to a new tenant, we have provided working capital loans to and limited indemnification of the new obligor. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities and potential complexities with maintaining our REIT compliance. Publicity about the operator’s financial condition and insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations
We have operations in the U.K. and Canada, which represent approximately 20.0% and 6.8% of total Welltower revenues, respectively. International development, ownership and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain or loss recognized with respect to changes in exchange rates, which may not qualify under the 75% gross income test or the 95% gross income test required for us to satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; impact from international trade disputes and the associated effects on tariffs, our tenants’ supply chain and consumer spending levels; changes in foreign political, regulatory and economic conditions; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, data privacy, cybersecurity, AI, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in foreign countries; export restrictions or other government intervention favoring local competitors, data localization efforts; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles or cultural factors that differ from our usual standards and practices; geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine and in the Middle East; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act.
Further, our operations are exposed to political, regulatory, economic, tax and operational risks that could materially adversely affect our business, financial condition and results of operations. These operations may be adversely impacted by continued macroeconomic uncertainty in the U.K., caused by geopolitical tensions or conflicts, elevated inflation and interest rates and volatility in energy markets, including supply constraints and higher energy prices. This uncertainty could result in labor market challenges affecting the cost, recruitment and retention of employees, currency fluctuations and volatility in commodity prices, credit and capital markets.
We may be adversely affected by changing laws and regulation, including restrictions related to REIT ownership
The laws and regulations that apply to us and our operators, managers and tenants are complex and may change rapidly, or new laws and regulations that apply to us may be enacted. Any new laws, regulations or changes in scope, interpretation or enforcement of the regulatory framework applicable to us could require us or our operators, managers or tenants to make changes to our or their business or operations, respectively, or to invest significant resources in order to comply. We are subject to a number of regulatory frameworks that may change over time, such as rules governing data protection, environmental compliance, competition, real estate and labor and employment rules. Additionally, at various times, legislation potentially limiting REIT ownership and investment in healthcare properties has been introduced or has been under discussion at the federal, state and local level, including laws that would restrict REIT investment in the healthcare sector, reduce tax benefits for REITs that own healthcare properties or require burdensome approvals for, or significantly delay the ability of, healthcare entities to transact with REITs. Such legislation could have a material adverse effect on our ability to own or invest in healthcare real estate, the value of our properties and our ability to sell properties at prices on terms acceptable or favorable to us.
If our tenants do not renew their existing leases, or if we are required to sell properties for liquidity reasons, we may be unable to lease or sell the properties on favorable terms, or at all
We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times. If these leases are not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Our competitors may offer rental rates below current market rates or below the rental rates we currently charge our customers, and as a result we may lose potential customers or be pressured to reduce our rental rates to retain customers when leases expire. In addition, our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms.
Real estate investments are relatively illiquid and most of the property we own is highly customized for specific uses. Our ability to quickly sell or exchange any of our properties in response to changes in operator, economic and other conditions will be limited. Although our properties are less affected by the commercial real estate market trends, this limitation could be exacerbated by the decline of commercial real estate as a result of elevated interest rates, continued inflation and depressed property values across sectors. No assurance can be given that we will recognize full value for any property that we are required to sell. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and healthcare industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.
Our tenants, operators and managers may not have the necessary insurance coverage to insure adequately against losses
We maintain or require our tenants, operators and managers to maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in our industry and we frequently review our insurance programs and requirements. Our tenants, operators and managers may not be able to maintain adequate levels of insurance and required coverages. Also, we may not be able to require the same levels of insurance coverage under our lease, management and other agreements, which could adversely affect us in the event of a significant uninsured loss. We cannot make any guarantee as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants, operators and managers. Insurance may not be available at a reasonable cost in the future or policies may not be maintained at a level that will fully cover all losses on our properties upon the occurrence of a catastrophic event. Intensifying natural disasters, climate change and extreme weather events, coupled with the current economic climate, have directly affected the availability of insurance premiums, deductibles and the capacity insurers are willing to underwrite. For example, the U.S. flood insurance market has been influenced by, among other things, the increasing occurrence of flood events and the introduction of a new governmental risk rating system, resulting in significant changes in the availability and affordability of coverage. These factors may lead to an increase in our and our operators’ or tenants’ cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property. In addition, we or our tenants may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our or our operators’ or tenants’ judgment, the value of the coverage relative to the risk of loss, and as a result, we may determine to self-insure more of our exposure, absorb more below deductible losses and look for alternative means of risk transfer.
In addition, in recent years, long-term/post-acute care and seniors housing operators and managers have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. Moreover, the rise in outsized jury verdicts and/or intensifying natural disasters could threaten policy limits and/or sub-limits, which may result in the exhaustion of available insurance coverage for the remainder of the policy year. Finally, our use, and the usage by some of our tenants, operators and managers of self-insurance and/or use of a wholly-owned captive insurance company, if not adequately funded, could have a material adverse effect on our liquidity and that of our tenants, operators and managers.

Our ownership of properties through ground leases exposes us to the loss of such properties upon breach or termination of the ground leases
We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional properties in the future through the purchase of interests in ground leases. Many of these ground leases impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. As the lessee under a ground lease, we are exposed to the possibility of losing the property upon termination of the ground lease or an earlier breach of the ground lease by us.
The requirements of, or changes to, governmental reimbursement programs, such as Medicare, Medicaid or government funding, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us
Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator, manager or tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, change-of-ownership rules, government funding restrictions (at a program level or with respect to specific facilities), any lapse in Congressional funding of the Centers for Medicare and Medicaid Services and interruption or delays in payments due to any ongoing government investigations and audits at such property. Federal and state authorities may continue seeking to implement new or modified reimbursement methodologies that may negatively impact healthcare property operations. See “Item 1 - Business - Certain Government Regulations - United States - Reimbursement” above for additional information. Healthcare reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator or manager, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. In addition, if a partial or total federal government shutdown were to occur for a prolonged period, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer and our financial position, results of operations or cash flows may be materially affected.
Since January 1, 2014, the Health Reform Laws have provided those states that expand their Medicaid coverage to otherwise ineligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. The federal government substantially funds the Medicaid expansion and as of December 2025, the number of states implementing expansion has grown to more than 80% of all states. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants.
Health reform measures could be implemented as a result of political, legislative, regulatory and administrative developments and judicial proceedings. Further the impact that the OBBBA may have on our business remains uncertain, but it is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. If the operations, cash flows or financial condition of our operators, managers and tenants are materially adversely impacted by the Health Reform Laws, OBBBA or future legislation, our revenue and operations may be adversely affected as well. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants.
If controls imposed on certain of our tenants who provide healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay affect inpatient volumes at our healthcare facilities, the financial condition or results of operations of those tenants could be adversely affected
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect certain of our healthcare facilities, specifically our acute care hospitals and post-acute facilities. Utilization review entails the review of the admission and course of treatment of a patient health care payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide healthcare services in our hospitals and post-acute facilities. If so, this could adversely affect these tenants’

ability and willingness to comply with the terms of their leases with us and/or renew those leases upon expiration, which could have a material adverse effect on us.
Our operators’, managers’ or tenants’ failure to comply with federal, state, province, local and industry-regulated licensure, certification and inspection laws, regulations and standards could adversely affect such operators’, managers’ or tenants’ operations, which could adversely affect their ability to meet their obligations to us
Our operators, managers and tenants generally are subject to or impacted by varying levels of federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our facilities and how our operators, managers and tenants conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act of 1990 and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Our operators’, managers’ or tenants’ failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state healthcare programs, civil liability and in certain limited instances, criminal penalties, material restrictions on or loss of license, closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action. Such actions may have an effect on our operators’, managers’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. In addition, we may be directly subject to these laws, regulations and standards, as well as potential investigation or enforcement and liability, as a result of our RIDEA-structured arrangements and certain other arrangements, we may pursue with healthcare entities who are directly subject to these laws. See “Item 1 - Business - Certain Government Regulations - United States - Fraud & Abuse Enforcement” and “Item 1 - Business - Certain Government Regulations - United States - Healthcare Matters - Generally” above.
Many of our properties may require a license, registration and/or CON to operate. Failure to obtain a license, registration or CON, or loss of a required license, registration or CON would prevent a facility from operating in the manner intended by the operators, managers or tenants. These events could materially adversely affect our operators’, managers’ or tenants’ ability to make a profit or our operators’, managers’ or tenants’ ability to make rent or other obligatory payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare facilities, by requiring a CON or other similar approval from a state agency. See “Item 1 — Business — Certain Government Regulations — United States — Licensing and Certification” above.
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

Our development, redevelopment and construction projects are vulnerable to the impact and have been impacted by material shortages, labor availability and rates, price volatility and inflation. For example, shortages and fluctuations in the price of lumber, electrical equipment or in other important raw materials have resulted in and could continue to result in delays in the start or completion of, or increase the cost of, developing one or more of our projects. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors, including changes to immigration laws that impact the availability of labor or tariffs on imported construction materials. These macroeconomic trends have been, and may continue to be, exacerbated by supply chain disruptions, fluctuations in interest rates, geopolitical conflict and other international and domestic events impacting the macroeconomic environment. Additional conditions and risks affecting our development, redevelopment and construction projects include: (i) liability if our communities are not constructed in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements, which noncompliance could result in imposition of fines, an award of damage to private litigants and a requirement that we undertake structural modifications to remedy the noncompliance; (ii) cost overruns, especially in the current geopolitical environment regarding international trade disputes, including tariffs imposed by the U.S. and retaliatory tariffs imposed by other nations, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iii) the potential for fluctuation of occupancy rates at redeveloped properties; (iv) the potential that we may expend funds and management time on projects that are not ultimately completed; (v) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or development or redevelopment costs; (vi) the possibility that properties will be leased at below expected rental rates, (vii) to the extent the development or redevelopment activities are conducted in partnership with third parties, the possibility of disputes with our joint venture partners and (ix) changing technologies and cultural trends that may negatively impact future demand for our properties.
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
The above-described factors could result in increased costs or our abandonment of these projects. In addition, we may abandon opportunities we have begun to investigate, for a range of reasons, including changes in expected financing or construction costs, adverse changes in expected rents or expenses, adverse environmental and/or geotechnical findings, conditions to zoning approval, legal and regulatory hurdles, including moratoriums on development and redevelopment activities, changes in market and economic conditions, natural disasters and other catastrophic events, damage, vandalism or accidents, higher requirements for capital improvements, decreased demand due to competition or other market and economic conditions or defects that we do not discover through the inspection processes, which would result in additional expenses beyond those originally expected. In addition, we may not be able to obtain financing on favorable terms, or at all, which may render us unable to proceed with our development activities. We may not be able to complete construction and lease-up of a property on budget and on schedule, which could result in increased debt service expenses or construction costs. Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions. Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.
Bank failures or other events affecting financial institutions could have a material adverse effect on our and our operators’ and tenants’ liquidity, results of operations and financial condition
The failure of a bank, or events involving limited liquidity, defaults, non-performance, or other adverse conditions in the financial or credit markets impacting financial institutions, or concerns or rumors about such events, may adversely impact us, either directly or through an adverse impact on our tenants, operators and borrowers. A bank failure or other event affecting financial institutions could lead to disruptions in our or our tenants’, operators’ and borrowers’ access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations. In addition, our or our tenants’, operators’ and borrowers’ deposits in excess of the Federal Deposit Insurance Corporation limits may not be backstopped by the U.S. government, and banks or financial institutions with which we or our tenants, operators and borrowers do business may be unable to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. Any adverse effects to our tenants’, operators’ or borrowers’ liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us, which could have a material adverse effect on our business, results of operations and financial condition.
We may experience losses caused by severe weather conditions, natural disasters or the physical effects of climate change, which could result in an increase in our or our tenants’ cost of insurance, unanticipated costs associated with evacuation, a decrease in our anticipated revenues or a significant loss of the capital we have invested in a property
A significant number of our properties are located in regions particularly susceptible to severe weather conditions and natural disasters, including hurricanes, wildfires, earthquakes, tornadoes, floods and freeze events in typically warmer climates. Our portfolio has historically been impacted by such events in various geographies, resulting at times in severe property damage. Beyond immediate disasters, long-term shifts in climate patterns, such as changes in precipitation and temperature, could result in further physical damage to our communities or a decrease in demand for properties in affected areas. These weather events also exert indirect pressure on our business by increasing the recurring costs of energy and maintenance.
While we believe our insurance coverage and that of our tenants is currently appropriate based on industry practice and consultant analysis, we remain subject to the risk that such coverage will not fully account for all losses. Intensifying natural disasters and extreme weather events, coupled with the current economic climate, have affected the capacity of insurers to underwrite risk. This has led to increased premiums and deductibles, or limited availability of coverage altogether. Responding to these insurance limitations or to the direct effects of climate change may require significant capital expenditures without a corresponding increase in revenue. (For further information, see “Item 1A — Risk Factors — Our Tenants, operators and managers may not have the necessary insurance coverage to insure adequately against losses.”)
Our business faces an evolving landscape of climate-related mandates. Several states in which we operate have enacted or proposed statutes and regulations addressing climate change and sustainability, while others have introduced divergent or conflicting policies. If our properties fail to meet emerging resilience or energy efficiency standards, or fall below the expectations of operators and residents, our business and competitive position could be harmed.
Furthermore, we may face increased capital expenditures to support transitions to renewable energy sources or to meet “net zero” carbon targets, whether driven by national, state or local legislation or by broader market expectations. Should these regulatory burdens increase or the long-term impacts of climate change prove material, including significant property destruction or prolonged operational disruptions, our financial condition, results of operations and the capital invested in our properties could be adversely affected.
Sustainability-related laws, regulations, commitments and stakeholder expectations imposed additional cost and expose us to numerous risks
Some of our investors evaluate our sustainability-related business practices, commitments and third-party scores when making investment decisions. The criteria used in these rating systems may conflict and change frequently, and we cannot predict our scores, ensure their accuracy or guarantee we will score well as criteria evolve. Failure to participate in the third-party ratings systems, score well or provide certain disclosures could result in reputational harm and cause investors to be unwilling to invest in our common stock, adversely affecting our stock price.
Statements regarding our sustainability goals and objectives reflect current plans and do not constitute a guarantee that such goals, targets or objectives will be achieved. Our ability to achieve any stated goal, target or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Our failure or perceived failure to meet these targets, comply with evolving standards or satisfy reporting requirements could adversely affect our business and reputation, as well as expose us to government enforcement actions and private litigation.
In addition, laws, regulations and standards for tracking and reporting on sustainability matters remain inconsistent. An increasing number of regulators and lawmakers have pursued contrary views, including the enactment of “anti-ESG” legislation, which may expose us to additional legal, financial or reputational risks and unpredictable reporting obligations. The adoption of further regulations or changes in investor preferences may result in changes to our business practices, including increasing expenses or capital expenditures. If our sustainability practices do not meet evolving stakeholder expectations, our reputation ability to retain employees, and attractiveness as a business partner could be negatively affected.
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
Cybersecurity incidents could disrupt our business and result in the loss of confidential information and legal liability
Our business is at risk from and may be impacted by material cybersecurity incidents. We may be subject to attempts to gain unauthorized access to our confidential data through social engineering attacks or other malicious activity, attempts to interrupt our access to, or use of information technology systems through distributed denial-of-service or ransomware attacks, data extortion attempts, state-sponsored cybersecurity attacks, insider threats, incidents related to our increased receipt and use of data from multiple sources and other cybersecurity incidents within our environment or our business partners’ environments, including those resulting from human error, product defects and technology failures. Such cyber incidents can range from individual attempts to gain unauthorized access to our or our business partners’ information technology systems to more sophisticated security threats and may be specifically targeted at our business or more general industry wide risks. While we employ a number of measures designed to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing or detecting a cybersecurity threat. The cybersecurity threat landscape is rapidly evolving and threat actors may leverage new and evolving technologies, such as AI, previously unknown vulnerabilities to perpetrate attacks, as well as sophisticated anti-forensics techniques to evade detection. We may be unable to anticipate evolving techniques, implement adequate cybersecurity barriers or other preventative measures, mitigate the risks from and recover from a cybersecurity incident without operational impact, and thus it is impossible for us to entirely mitigate this risk. Additionally, the use of AI by us or our business partners may create new cybersecurity vulnerabilities, including those which may not be recognized at the time, and malicious actors may employ AI to aid in launching more sophisticated and effective cybersecurity incidents. We regularly defend against, respond to and mitigate risks from cybersecurity incidents; however, there is no assurance that such impacts will not be material in the future. Cybersecurity incidents could disrupt our or our critical business partners’ business, damage our reputation, trigger governmental notice requirements and public disclosures, cause us to incur significant remediation expense and expose us to legal or regulatory claims or proceedings, including enforcement actions under data privacy or disclosure regulations. We maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our cybersecurity and information technology infrastructure. However, our insurance coverage may not sufficiently cover all types of losses or claims that may arise or be subject to exclusions.
Evolving privacy regulations could expose our business to reputational harm and losses
We are subject to continuously evolving and developing laws and regulations in the U.S. and abroad that concern data privacy and protection, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data, which have required or may require us to incur additional expenses and may expose us to additional risks. We and our operators and managers are subject to numerous such laws and regulations governing the protection of personal and confidential information of our clients, residents and/or employees, including U.S. federal and state laws (including the California Consumer Privacy Act and HIPAA) and non-U.S. laws, such as the U.K. General Data Protection Regulation (“GDPR”) and the E.U. GDPR, which impose a number of obligations on us. These obligations vary from state to state and country to country, but generally include accountability and transparency requirements. Some jurisdictions (including the E.U. and U.K.) impose restrictions on transfers of data from their jurisdictions to jurisdictions that they do not consider adequate. This may have implications for our cross-border data flows and may result in additional compliance costs.
As a result of the privacy laws to which we are subject, our facilities are generally restricted from sharing personal information with any other person, including the owner of a facility, unless certain requirements are met. However, for facilities regulated under HIPAA, service providers are permitted to aggregate data across facilities for analytics and benchmarking for the benefit of the facilities. Accordingly, we perform data analytics services for seniors housing facilities that we own and/or manage, including, for HIPAA-regulated facilities, aggregating data across facilities for benchmarking analytics. While we have compliance programs in place designed to ensure compliance with HIPAA and other data privacy laws, there is a risk that we could incur liability if we fail to adequately protect personal data.
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
Our approach to AI presents risks and challenges that can adversely impact our business
AI presents risks and challenges that could impact our business, including perceived breaches or privacy or security incidents related to the use of AI. We are integrating generative AI tools into our systems and our third-party business partners, including operators, tenants and vendors, may also develop or use such tools. Our ongoing efforts to comply with privacy and data protection laws, as well as initiatives to comply with new legal regulations relating to privacy, data protection and AI, impose significant costs and challenges that are likely to increase over time. AI solutions and features may become more important to our operations or to our future growth. Recent developments in AI, such as generative or agentic AI, may accelerate or exacerbate these effects, and industry trends and consumer expectations may influence the pace at which AI solutions are used in our business operations. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology. Uncertainty around the safety and security of new and emerging AI applications may require additional investment in the development of proprietary datasets, machine learning models and systems to test for security, accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. Public perception of AI technology, including concerns about data privacy and security or algorithmic bias could impact customers’ perception of our products and negatively affect our reputation or business. In addition, the providers of our or our business partners’ AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance and transparency, among others, which could inhibit our or our or our business partners’ ability to maintain an adequate level of functionality or service. Our business partners may also incorporate AI into their products and services without disclosing such use to us or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our business partners could produce inaccurate or unexpected results or behaviors that could harm our reputation, business, customers or stakeholders. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in the U.S. and in non-U.S. jurisdictions, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Future regulations could impose restrictions on the use of AI technology and require us to incur significant costs to implement compliance measures or change the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of valuable property or information and adversely impact our results of operations.
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
Our success and the success of our operators and managers depends on key personnel whose continued service is not guaranteed
Our success and the success of our operators and managers depends on the continued availability and service of key personnel, including executive officers and other highly qualified employees, and competition for their talents is intense. There is substantial competition for qualified personnel. We cannot assure you that we will retain our key personnel or that we will be able to recruit and retain other highly qualified employees in the future. Losing any key personnel could, at least temporarily, could have a material adverse effect on our business and that of our operators’ and managers’ financial positions and results of operations.
Welltower is a holding company with no direct operations, and it relies on funds received from Welltower OP to pay its obligations and make distributions to stockholders
Welltower is a holding company with no direct operations. All of Welltower’s property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. As a result, Welltower relies on distributions from Welltower OP to make dividend payments and meet its obligations, including any tax liability on taxable income allocated to Welltower from Welltower OP. Welltower exercises exclusive control over Welltower OP, including the authority to cause Welltower OP to make distributions, subject to certain limited approval and voting rights of Welltower OP’s other members as described in the Limited Liability Agreement. In addition, because Welltower is a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations to preferred equity holders of Welltower OP and its subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of Welltower OP or its subsidiaries, assets of Welltower OP or the applicable subsidiary will be available to satisfy any claims of our stockholders only after such liabilities and obligations have been satisfied in full.
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 98.378% as of December 31, 2025. In connection with our future acquisition activities or otherwise, Welltower OP may issue additional Class A Common Units (“OP Units”) to third parties and admit additional members. Such issuances would reduce Welltower’s percentage ownership in Welltower OP.
Risks Arising from Our Capital Structure
We may become more leveraged
Permanent financing for our investments is typically provided through a combination of offerings of debt and equity securities and the incurrence or assumption of secured debt. The incurrence or assumption of indebtedness may cause us to become more leveraged, which could (i) require us to dedicate a greater portion of our cash flow to the payment of debt service, (ii) make us more vulnerable to a downturn in the economy, (iii) limit our ability to obtain additional financing, (iv) negatively affect our credit ratings or outlook by one or more of the rating agencies or (v) make us more vulnerable to elevated or increasing interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable-rate debt. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
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
Limitations on our ability to access capital could have an adverse effect on our ability to make future investments or to meet our obligations and commitments
We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors, over which we have little or no control, including current elevated interest rates, inflation and other general market, macroeconomic, geopolitical and public health-related factors; the market’s perception of our growth potential and our current and potential future earnings and cash distributions; the market price of the shares of our common stock and the credit ratings of our debt securities; changes in the credit ratings on U.S. government debt securities; future government shutdowns; and default or delay in payment by the U.S. of its obligations. We also rely on the financial institutions that are parties to our revolving credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders. If our access to capital is limited by these factors or other factors, it could negatively impact our ability to acquire properties, repay or refinance our indebtedness, fund operations or make distributions to our stockholders.
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
Elevated interest rates, or future interest rate increases, could have a material adverse effect on our cost of capital, and our decision to hedge against interest rate risk might not be effective
Elevated interest rates, or future increases in interest rates, could further increase interest costs on new and existing variable-rate debt. Such increases in the cost of capital, and any further increases resulting from future elevated interest rates, could adversely impact our ability to finance operations, acquire and develop properties and refinance existing debt. Specifically, rate increases have corresponding impacts to our costs of borrowing and may have adverse impacts on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. Additionally, elevated interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. Elevated interest rates may also lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock and could result in increased capitalization rates, which may lead to reduced valuation of our assets.
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
Failure of Welltower OP to maintain status as a partnership for U.S. federal income tax purposes
We believe Welltower OP qualifies as a partnership for U.S. federal income tax purposes. As a partnership, Welltower OP is generally not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of Welltower OP’s income. We cannot assure you, however, that the IRS will not challenge the status of Welltower OP as a partnership for U.S. federal income tax purposes. If the IRS were to successfully challenge the status of Welltower OP as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that Welltower OP could make. The treatment of Welltower OP as a corporation would also cause us to fail to qualify as a REIT. This would substantially reduce our cash available to pay distributions and the return on a unitholder and/or shareholder’s investment.

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
The tax imposed on any net income from “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes
Any net income of a REIT from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property) is subject to a 100% tax, unless certain safe harbor exceptions apply. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business (other than through a TRS), such characterizations is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
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
Our use of TRSs is limited under the Code
Under the Code, no more than 25% (20% for taxable years beginning before January 1, 2026) of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage certain healthcare facilities, which may cause us to forgo investments we might otherwise make. Finally, we may be subject to a 100% excise tax on the income derived from certain transactions with our TRSs that are not on an arm’s-length basis. We believe our arrangements with our TRSs are on arm’s-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.
The lease of qualified healthcare properties to a TRS is subject to special requirements
We lease certain qualified healthcare properties to TRSs (or subsidiaries of TRSs), which lessees contract with managers (or related parties) to manage the healthcare operations at these properties. The rents from this TRS lessee structure are treated as qualifying rents from real property if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property with a TRS and (ii) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents.
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
We could be subject to changes in our U.S. and non-U.S. tax rates, the adoption of new U.S. or non-U.S. tax legislation, or exposure to additional U.S. and non-U.S. tax liabilities
We are subject to taxes in the U.S. and non-U.S. jurisdictions, and the U.S. and non-U.S. tax systems operate largely independently. We rely upon certain exemptions and preferential structures in the U.S. and non-U.S. jurisdictions in structuring our investments. We are also subject to the examination of our tax returns and other tax matters by the IRS and other U.S. and non-U.S. tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations.
Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in tax laws or their interpretation. In addition, if we were subject to review or examination by the IRS or other U.S. or non-U.S. tax authorities as the result of any new tax law changes, the ultimate determination of which may change our taxes owed for an amount in excess of amounts previously accrued or recorded, our financial condition, operating results and cash flows could be adversely affected.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Also, the law relating to the tax treatment of other entities or an investment in other entities could change, making an investment in such other entities more attractive relative to an investment in a REIT. The laws relating to other U.S. and non-U.S. exemptions and preferential structures and benefits we rely upon could change, causing us to be subject to additional U.S. and non-U.S. taxes or to make investments using the structures we currently use less attractive relative to investments using other structures. Additionally, longstanding international norms that determine each country’s jurisdiction to tax cross-border international trade are evolving and could reduce the ability of our non-U.S. subsidiaries to deduct for non-U.S. tax purposes the interest they pay on loans from us, thereby increasing the non-U.S. tax liability of the subsidiaries; it is also possible that foreign countries could increase their withholding taxes on dividends and interest.
We cannot predict how changes in the tax laws in the U.S. or non-U.S. jurisdictions might affect our investors or us. Revisions in tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT and to qualify for other exemptions and tax-preferential structures and benefits under U.S. and non-U.S laws, as well as the tax considerations relevant to an investment in us, could require us to pay additional taxes on our assets or income and/or be subject to additional restrictions, could cause us to change our investments and commitments, and could adversely affect our earnings and cash flow. These changes could, among other things, adversely affect the trading price for our common stock, our financial condition, our results of operations and the amount of cash available for the payment of dividends.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

We have implemented and maintained various information security processes designed to identify, assess and manage material risks from cybersecurity threats. Our cybersecurity program includes several safeguards such as access controls, multi-factor authentication, continuous monitoring and alerting systems for internal and external threats and penetration testing. Additionally, we conduct regular evaluations of our cybersecurity program, which may include internal reviews and third-party assessments to validate the program’s effectiveness and resilience.
Governance
The Board of Directors (the “Board”) retains ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. The Board has delegated primary responsibility of overseeing cybersecurity risks to the Audit Committee. The Audit Committee’s responsibilities include reviewing cybersecurity strategies with management, assessing processes and controls pertaining to the management of our information technology operations and their effectiveness and seeking to confirm that management’s response to potential cybersecurity incidents is timely and effective. At least annually, the Audit Committee receives a cybersecurity report from the Chief Technology Officer and the information security team. This report may cover a variety of relevant topics, potentially including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations related to our operators, managers and third parties. The scope and focus of each report are determined based on current priorities and emerging issues in cybersecurity. The Audit Committee, along with the Chief Technology Officer and the information security team, also report to the Board at least annually on data protection and cybersecurity matters.
Management and Cybersecurity Working Group
Reporting to the Chief Operating Officer, our Chief Technology Officer, with extensive cybersecurity knowledge and skills from years of relevant work experience at Welltower and elsewhere, leads the team responsible for developing and implementing our information security program across our business. This information security team comprises individuals with relevant educational and technical experience, many having held similar positions with responsibility for various aspects of cybersecurity at large organizations. This team works closely with the Legal department to oversee compliance and regulatory and contractual security requirements. The Chief Technology Officer also leads our Cybersecurity Working Group, which is comprised of a cross-functional team including Internal Audit, Legal, Information Technology, Risk Management and Accounting leaders. These individuals meet regularly and are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents. The Chief Technology Officer is responsible for reporting on cybersecurity and information technology to the Audit Committee and Board.
Information Security Program
The information security team provides regular reports to the Chief Technology Officer and other relevant teams on various cybersecurity threats, assessments and findings. In addition to our internal cybersecurity capabilities, we also periodically engage assessors, consultants, auditors or other third parties to provide consultation and advice to assist with assessing, identifying and managing cybersecurity risks. Our management team identifies and assesses information security risks using industry practices informed by the National Institute of Standards and Technology (“NIST”), including the NIST Cybersecurity Framework.
We provide mandatory cybersecurity training at least annually to our personnel with network access, including training designed to simulate and help prevent phishing and other social engineering attacks. We also employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party vendor, service provider or otherwise implicating the third-party technology and systems we use. These systems and processes are designed to the third party’s risk level and may include, for example, conducting upfront diligence of the third party’s certifications and security program, using contractual provisions that address cybersecurity risks and conducting additional monitoring of the third party’s security practices. Additionally, we maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our cybersecurity and information technology infrastructure. However, our insurance coverage may not sufficiently cover all types of losses or claims that arise or be subject to exclusions.
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
Material Cybersecurity Risks, Threats and Incidents
While we employ several measures to prevent, detect and mitigate cybersecurity threats, there is no guarantee such efforts will be successful. We also rely on information technology and other third-party vendors to support our business, including securely processing personal, confidential, financial, sensitive or proprietary and other types of information. Despite our efforts to improve our ability, and the ability of relevant third parties, to protect against cyber threats, we may not be able to protect all information, systems, products and services. While we are not aware of any cybersecurity incidents that have materially affected us within the prior fiscal year, there can be no guarantee that we will not be the subject of future attacks, threats or incidents that may have a material impact on our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Form 10-K under the heading “Cybersecurity incidents could disrupt our business and result in the loss of confidential information and legal liability,” which should be read in conjunction with the foregoing information.

Item 2. Properties
We lease corporate offices throughout the U.S., the U.K. and Canada and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated net real estate investments, exclusive of real estate loan investments designated as non-segment/corporate as of December 31, 2025 (dollars in thousands):

	Seniors Housing Operating			Triple-net			Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alabama	11	$167,706	$33,553	—	$—	$—	—	$—	$—
Arkansas	3	81,239	15,900	—	—	—	—	—	—
Arizona	13	389,774	78,565	—	—	—	3	14,402	2,926
California	113	3,986,062	1,137,128	23	399,113	67,329	23	589,530	78,927
Colorado	24	809,111	176,238	7	198,022	18,510	—	—	—
Connecticut	9	379,767	89,120	5	94,175	9,501	—	—	—
District Of Columbia	2	209,203	27,502	—	—	—	—	—	—
Delaware	6	58,918	31,810	6	74,115	7,870	—	—	—
Florida	45	1,674,993	346,988	85	1,245,712	172,084	4	40,570	15,516
Georgia	21	495,965	93,806	3	34,696	3,494	11	177,240	29,798
Hawaii	1	79,838	27,286	—	—	—	—	—	—
Iowa	10	116,262	38,927	6	31,652	3,307	—	—	—
Idaho	8	168,382	19,223	—	—	—	—	—	—
Illinois	37	638,498	258,361	19	175,037	18,509	3	53,917	11,542
Indiana	22	498,047	132,529	18	181,891	29,666	—	—	—
Kansas	9	122,239	50,800	4	57,090	9,229	—	—	—
Kentucky	10	191,539	38,265	—	—	—	—	—	—
Louisiana	9	184,943	62,164	1	4,167	—	1	19,642	1,705
Massachusetts	23	1,069,869	218,157	9	258,007	19,636	—	—	—
Maryland	12	674,699	173,355	10	100,191	35,717	3	38,467	10,005
Maine	1	24,109	12,908	—	—	—	—	—	—
Michigan	46	709,800	226,852	10	107,802	22,980	2	45,344	5,330
Minnesota	21	490,663	122,752	—	—	—	2	19,451	6,129
Missouri	13	446,194	72,135	1	12,104	—	1	10,147	12,609
Mississippi	5	74,922	30,028	—	—	—	1	12,493	1,847
Montana	3	52,884	13,561	—	—	—	—	—	—
North Carolina	17	831,453	132,681	49	435,717	76,164	2	188,492	17,804
North Dakota	1	12,139	1,604	—	—	—	—	—	—
Nebraska	8	90,706	21,298	—	—	—	1	10,663	2,306
New Hampshire	3	78,712	10,008	8	118,169	12,956	—	—	—
New Jersey	30	854,057	283,456	30	683,823	70,788	—	—	—
New Mexico	1	31,355	3,777	—	—	—	—	—	—
Nevada	7	116,983	39,454	—	—	—	2	33,128	4,630
New York	42	920,258	247,738	3	32,673	2,959	8	206,004	20,094
Ohio	61	1,297,256	322,062	31	221,702	38,977	—	—	—
Oklahoma	17	235,211	91,697	7	9,098	2,375	5	35,995	5,672
Oregon	13	160,630	59,195	1	2,167	964	—	—	—
Pennsylvania	33	676,719	203,106	49	551,222	103,948	2	37,454	4,752
Rhode Island	—	—	—	3	28,761	3,876	—	—	—
South Carolina	10	336,833	56,127	6	21,748	5,994	—	—	—
Tennessee	10	210,096	62,655	3	10,457	1,994	1	13,408	1,335
Texas	114	2,762,924	629,606	138	2,509,513	303,920	49	1,249,514	136,538
Utah	3	63,161	27,107	1	19,879	2,108	—	—	—
Virginia	15	806,393	197,526	25	232,864	55,429	2	40,715	5,679
Vermont	3	98,820	44,907	2	21,973	2,578	—	—	—
Washington	44	1,366,232	304,489	7	81,962	6,061	3	62,723	15,647
Wisconsin	6	96,196	43,106	1	2,557	880	—	—	—
West Virginia	—	—	—	7	191,797	21,021	—	—	—
Total domestic	915	24,841,760	6,309,512	578	8,149,856	1,130,824	129	2,899,299	390,791

Canada	128	3,281,933	733,460	6	117,209	10,042	—	—	—
United Kingdom	743	12,396,548	3,934,676	227	4,392,694	466,831	—	—	—
Total international	871	15,678,481	4,668,136	233	4,509,903	476,873	—	—	—

Grand total	1,786	$40,520,241	$10,977,648	811	$12,659,759	$1,607,697	129	$2,899,299	$390,791
(1) Represents revenue for the month ended December 31, 2025, annualized.

The following table sets forth occupancy and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Average Annualized Revenues(2)
	2025	2024	2025	2024
Seniors Housing Operating(3)	87.5%	84.7%	$63,625	$58,519	per unit
Triple-net(4)	73.1%	83.3%	24,461	16,600	per bed/unit
Outpatient Medical(5)	95.8%	94.6%	34	39	per sq. ft.
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
The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of December 31, 2025 (dollars in thousands):

	Expiration Year(1)
	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	Thereafter
Triple-net:
Properties	7	2	4	5	19	5	151	43	1	27	507
Base rent(2)	$12,527	$1,287	$6,669	$1,115	$42,747	$11,382	$151,524	$64,470	$433	$51,875	$836,680
% of base rent	1.1%	0.1%	0.6%	0.1%	3.6%	1.0%	12.8%	5.5%	—%	4.4%	70.8%
Units	1,068	295	565	257	2,043	423	9,323	3,331	81	2,391	50,329
% of units	1.5%	0.4%	0.8%	0.4%	2.9%	0.6%	13.3%	4.8%	0.1%	3.4%	71.8%
Outpatient Medical:
Square feet	4,439,681	1,000	78,764	84,956	212,441	196,681	63,913	—	129,864	196,082	2,423,619
Base rent(2)	$141,006	$22	$1,993	$2,199	$4,610	$3,527	$2,456	$—	$3,370	$2,901	$80,441
% of base rent	58.1%	—%	0.8%	0.9%	1.9%	1.5%	1.0%	—%	1.4%	1.2%	33.2%
Leases	795	1	3	3	4	3	2	—	2	3	31
% of leases	93.9%	0.1%	0.4%	0.4%	0.5%	0.4%	0.2%	—%	0.2%	0.4%	3.5%
(1) Excludes investments in unconsolidated entities, developments, redevelopments, properties subject to sales-type leases, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in 2026.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (NYSE:WELL). There were 1,974 stockholders of record as of February 6, 2026.
Please see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Executive Summary - Key Transactions - Dividends” for a discussion of cash dividends declared on our common stock.
Stockholder Return Performance Presentation
The graph and table below compare the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S&P Composite-500 Stock Index and the FTSE NAREIT Equity Index. The data are based on the closing prices as of December 31 for each of the five years presented. 2020 equals $100 and dividends are assumed to be reinvested.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
S & P 500	$100.00	$128.71	$105.04	$133.10	$166.40	$196.10
Welltower Inc.	100.00	137.00	108.00	153.10	219.00	328.20
FTSE NAREIT Equity	100.00	143.30	108.34	123.21	133.97	137.83
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
During the three months ended December 31, 2025, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the fourth quarter ended December 31, 2025 are as shown in the table below:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2025 through October 31, 2025	627	$176.89	—	$3,000,000,000
November 1, 2025 through November 30, 2025	2,000	175.12	—	3,000,000,000
December 1, 2025 through December 31, 2025	3,115	175.12	—	3,000,000,000
Totals	5,742	$175.31	—	$3,000,000,000
During the three months ended December 31, 2025, we sold 1,286,848 shares of common stock in private placements in connection with acquisitions of certain properties and other transactions and arrangements, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended December 31, 2025, we redeemed 1,033,852 OP units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended December 31, 2025.
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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Welltower Inc. has no material assets or liabilities other than its investment in Welltower OP LLC. Welltower OP LLC is generally the borrower under, and Welltower Inc. is the guarantor of, the unsecured notes described in Note 11 to our consolidated financial statements.
Unless stated otherwise or the context otherwise requires, references to “Welltower” mean Welltower Inc. and references to “Welltower OP” mean Welltower OP LLC. References to “we,” “us” and “our” mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP.
Executive Summary
Company Overview
Welltower Inc. (NYSE:WELL), a real estate investment trust (“REIT”) and S&P 500 company, is positioned at the center of the silver economy, focusing on rental housing for aging seniors across the United States, United Kingdom and Canada. Our portfolio predominantly consists of 2,500+ seniors and wellness housing communities that are positioned at the intersection of housing and hospitality, creating vibrant communities for mature renters and older adults.
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 98.378% as of December 31, 2025. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the year ended December 31, 2025 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$2,289,475	57.2%	1,786
Triple-net	1,163,813	29.1%	811
Outpatient Medical	548,699	13.7%	129
Totals	$4,001,987	100.0%	2,726
(1) Represents consolidated net operating income (“NOI”) and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. Non-segment/Corporate NOI, which includes the loan portfolio, is excluded. See Non-GAAP Financial Measures for additional information and reconciliation.
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
To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our external property management partners manage and monitor the Outpatient Medical portfolio. We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility. When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we generally aim to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.

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
For the year ended December 31, 2025, resident fees and services and rental income represented 78% and 18% of total revenues, respectively. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future and we expect to reinvest the proceeds from any investment dispositions in new investments. In the event that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program or issue debt or equity securities, including through our ATM Program. At December 31, 2025, we had $5,033,678,000 of cash and cash equivalents, $175,861,000 of restricted cash and $5,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the year ended December 31, 2025:
•In October 2025, we entered into the ATM Program pursuant to which we may offer and sell up to $7,500,000,000 of common stock, which replaced our prior equity distribution agreement dated March 28, 2025, allowing us to sell up to $7,500,000,000 of common stock (collectively, along with other previous agreements, referred to as the “ATM Programs”). During the year ended December 31, 2025, we sold 56,120,996 shares of common stock under our current and previous ATM Programs generating gross proceeds of approximately $8,949,394,000.
•In June 2025, we repaid our $1,250,000,000 4.0% senior unsecured notes at maturity. Additionally, we completed the issuance of $600,000,000 of 4.5% senior unsecured notes due 2030 and $650,000,000 of 5.125% senior unsecured notes due 2035.
•In August 2025, we completed a follow-on issuance of $400,000,000 of 4.5% senior unsecured notes due 2030 and $600,000,000 of 5.125% senior unsecured notes due 2035. These notes are fungible with and form a single series with the notes of the applicable series issued in June 2025.
•In October 2025, we issued $2,747,615,000 of Canadian-denominated unsecured term loans (approximately $1,959,967,000 based on the Canadian/U.S. Dollar exchange rates upon funding). The term loans mature on October 9, 2026, and bear interest at adjusted CORRA plus 0.30%.
•During the year ended December 31, 2025, we extinguished $346,964,000 of secured debt at a blended average interest rate of 5.16%.
•During the year ended December 31, 2025, we issued $4,871,000 of secured debt at a blended average interest rate of 3.89% and assumed $469,130,000 of secured debt at a blended average interest rate of 4.45%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the year ended December 31, 2025 (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	624	$12,618,092	6.8%
Triple-net	324	6,521,788	10.4%
Outpatient Medical	1	24,128	5.8%
Totals	949	$19,164,008	8.1%
(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.
(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the year ended December 31, 2025 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating(4)	37	$556,859	$499,509	9.0%
Triple-net(5)	58	1,152,913	696,018	7.2%
Outpatient Medical	242	4,930,425	3,904,036	6.3%
Totals	337	$6,640,197	$5,099,563	6.7%
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
(5) Excludes $342,201,000 of net real property derecognized related to 30 properties upon the reclassification from operating to sales-type leases and includes $465,198,000 of net real property derecognized related to 40 properties upon reclassification from operating to sales-type leases for which the underlying properties were sold and the sales-type lease terminated during the year.
Amica Senior Lifestyles Acquisition
In March 2025, we announced a definitive agreement to acquire a portfolio of 38 seniors housing communities and nine development parcels for aggregate consideration of C$4.6 billion. The portfolio will be operated by Amica Senior Lifestyles and is expected to close in early 2026, subject to customary closing conditions and regulatory approvals.
Dividends Our Board of Directors declared a cash dividend for the quarter ended December 31, 2025 of $0.74 per share. On March 10, 2026, we will pay our 219th consecutive quarterly cash dividend to stockholders of record on February 25, 2026.
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
Operating Performance We believe that net income and net income attributable to common stockholders (“NICS”) as reflected in the Consolidated Statements of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”) and consolidated net operating income (“NOI”); however, these supplemental measures are not defined by U.S. GAAP. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations. These earnings measures are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies.
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$961,837	$972,857	$358,139
Net income attributable to common stockholders	936,845	951,680	340,094
Funds from operations attributable to common stockholders	1,817,952	2,323,433	1,763,227
Consolidated net operating income	4,349,953	3,160,907	2,690,219
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and restricted cash. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Net debt to book capitalization ratio	25.2%	26.8%	34.3%
Net debt to undepreciated book capitalization ratio	21.3%	21.6%	27.8%
Net debt to enterprise ratio	10.0%	12.9%	20.9%

Interest coverage ratio	5.82x	5.39x	3.74x
Fixed charge coverage ratio	5.28x	4.99x	3.44x
Adjusted interest coverage ratio	6.57x	5.34x	3.95x
Adjusted fixed charge coverage ratio	5.97x	4.95x	3.64x
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
The following table reflects our recent historical trends of concentration risk by NOI for the years indicated below:

	Year Ended December 31,(1)
	2025	2024	2023
Property mix:
Seniors Housing Operating	57%	54%	45%
Triple-net	29%	27%	34%
Outpatient Medical	14%	19%	21%

Relationship mix:
Cogir Management Corporation	8%	7%	4%
Care UK	5%	3%	1%
Sunrise Senior Living	5%	5%	6%
Integra Healthcare Properties	4%	7%	8%
Oakmont Management Group	4%	4%	4%
Remaining	74%	74%	77%

Geographic mix:
United Kingdom	15%	11%	9%
Texas	11%	8%	8%
California	10%	11%	12%
Canada	7%	6%	6%
Florida	6%	8%	6%
Remaining	51%	56%	59%
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
Maintaining investor confidence and trust is important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the on our website at www.welltower.com/investors/governance. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary sources of cash include resident fees and services, rent and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper program, issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the periods presented (in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2025	2024	$	%	2023	$	%	$	%
Cash, cash equivalents and restricted cash at beginning of period	$3,711,457	$2,076,083	$1,635,374	79%	$722,292	$1,353,791	187%	$2,989,165	414%
Net cash provided from (used in):
Operating activities	2,881,677	2,256,421	625,256	28%	1,601,861	654,560	41%	1,279,816	80%
Investing activities	(10,512,749)	(5,514,681)	(4,998,068)	91%	(5,707,742)	193,061	-3%	(4,805,007)	84%
Financing activities	8,999,760	4,905,351	4,094,409	83%	5,448,647	(543,296)	-10%	3,551,113	65%
Effect of foreign currency translation	129,394	(11,717)	141,111	n/a	11,025	(22,742)	n/a	118,369	1,074%
Cash, cash equivalents and restricted cash at end of period	$5,209,539	$3,711,457	$1,498,082	40%	$2,076,083	$1,635,374	79%	$3,133,456	151%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the years ended December 31, 2025, 2024 and 2023, cash flows provided from operations exceeded cash distributions to stockholders.
Investing Activities The changes in net cash provided from/used in investing activities are primarily attributable to net changes in real property investments and dispositions, loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions.” Please refer to Notes 3 and 5 of our consolidated financial statements for additional information. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2025	2024	$	%	2023	$	%	$	%
New development	$437,731	$827,900	$(390,169)	-47%	$1,014,935	$(187,035)	-18%	$(577,204)	-57%
Recurring capital expenditures, tenant improvements and lease commissions	374,457	290,832	83,625	29%	199,359	91,473	46%	175,098	88%
Renovations, redevelopments and other capital improvements	675,806	566,714	109,092	19%	318,323	248,391	78%	357,483	112%
Total	$1,487,994	$1,685,446	$(197,452)	-12%	$1,532,617	$152,829	10%	$(44,623)	-3%
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
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments. Financing activities that occurred during the year ended December 31, 2025 are summarized above in “Key Transactions.” Please also refer to Notes 10, 11 and 14 to our consolidated financial statements for additional information.

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
During the year ended December 31, 2024, we sold 70,419,530 shares of common stock under our ATM Programs, generating gross proceeds of approximately $7,452,108,000.
See “Key Transactions” for a description of 2025 financing activities.
Foreign Currency Translation The change in cash from foreign currency translation during the twelve months ended December 31, 2025 is primarily due to the mark-to-market adjustment of Canadian dollar funds held by Canadian subsidiaries to pre-fund the Amica Senior Lifestyles transaction. Please refer to Note 3 of our consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At December 31, 2025, we had investments in unconsolidated entities with our ownership generally ranging from 8% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At December 31, 2025, we had 23 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our consolidated financial statements for additional information.
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of December 31, 2025, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $375,660,000.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2026	2027-2028	2029-2030	Thereafter
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	$11,620,000	$700,000	$2,285,000	$3,835,000	$4,800,000
Canadian Dollar senior unsecured notes(2)	218,760	—	218,760	—	—
Pounds Sterling senior unsecured notes(2)	1,411,725	—	739,475	—	672,250
U.S. Dollar term credit facility	1,089,899	—	1,015,000	74,899	—
Canadian Dollar term credit facility(2)	2,185,861	2,003,561	182,300	—	—
Secured debt:(1,2)
Consolidated	2,573,080	246,296	547,273	579,525	1,199,986
Unconsolidated	665,445	30,570	165,615	24,071	445,189
Other financial obligations(3)	260,027	1,626	3,414	3,811	251,176
Contractual interest obligations:(4)
Senior unsecured notes and term loans(2)	3,587,518	620,219	938,886	638,041	1,390,372
Consolidated secured debt(2)	690,189	101,500	167,063	113,959	307,667
Unconsolidated secured debt(2)	163,916	35,384	59,766	50,723	18,043
Other financial obligations(3)	1,505,777	20,085	39,898	39,501	1,406,293
Financing lease liabilities(5)	1,434,129	29,740	57,445	57,403	1,289,541
Operating lease liabilities(5)	3,102,455	116,886	234,691	233,971	2,516,907
Purchase obligations(6)	564,565	399,449	151,779	421	12,916
Total contractual obligations	$31,073,346	$4,305,316	$6,806,365	$5,651,325	$14,310,340
(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Based on foreign currency exchange rates in effect as of the balance sheet date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(3) See Note 11 to our consolidated financial statements for additional information.
(4) Based on variable interest rates in effect as of December 31, 2025.
(5) See Note 6 to our consolidated financial statements for additional information.
(6) See Note 13 to our consolidated financial statements for additional information. Excludes amounts related to asset acquisitions under contract that have not yet closed as of December 31, 2025.

Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2025, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On March 28, 2025, Welltower and Welltower OP jointly filed with the SEC an open-ended automatic or “universal” shelf registration statement on Form S-3 (the “New Registration Statement”) covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. In connection with the filing of the New Registration Statement, on March 28, 2025, Welltower filed with the SEC five prospectus supplements, as described below. On March 28, 2025, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock. As of February 6, 2026, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.
The first prospectus supplement filed in connection with the New Registration Statement related to the ATM Program (as defined below). On March 28, 2025, Welltower and Welltower OP entered into an equity distribution agreement with (i) BofA Securities, Inc., BBVA Securities Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, Barclays Capital Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Huntington Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $7,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”). The ATM Program also allows Welltower to enter into forward sale agreements. On October 28, 2025, Welltower and Welltower OP entered into a new equity distribution agreement with the sales agents, forward sellers and forward purchasers described above, which renewed the ATM Program on substantially similar terms and, in connection therewith, terminated the March 2025 equity distribution agreement. As of February 6, 2026, we had $5,617,290,000 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
The second such prospectus supplement continued an offering that was previously covered by a prior registration statement relating to the registration and possible issuance of up to 23,471,419 shares of common stock of Welltower Inc. (the “Exchangeable Shares”) that may, under certain circumstances, be issuable upon exchange of the 2.750% exchangeable senior notes due 2028 or 3.125% exchangeable senior notes due 2029 of Welltower OP, and the resale from time to time by the recipients of such Exchangeable Shares.
The third prospectus supplement filed in connection with the New Registration Statement continued an offering that was previously covered by a prior registration statement relating to the registration and possible issuance of up to 390,590 shares of common stock of Welltower Inc. (the “DownREIT Shares”) that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT”), tender such DownREIT Units for redemption by the DownREIT, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of the Company (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT and to satisfy all or a portion of the redemption consideration by issuing DownREIT Shares to the holders instead of or in addition to paying a cash amount.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The fourth such prospectus supplement continued an offering that was previously covered by a prior registration statement relating to the registration and possible issuance of up to 238,868 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the “OP Units”) of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount.
The fifth such prospectus supplement registered the offer and resale by the selling stockholder identified therein of up to 1,563,904 shares of common stock of Welltower Inc., which Welltower issued as consideration for its recent acquisition of certain properties.
On July 29, 2025 and October 28, 2025, Welltower filed prospectus supplements with the SEC to register the offer and resale by the selling stockholders identified therein of an aggregate of up to 1,385,517 shares of common stock of Welltower Inc., which Welltower issued as consideration for its recent acquisitions of certain properties.
On October 28, 2025, Welltower filed a prospectus supplement with the SEC relating to the registration and possible issuance of up to 4,542,926 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of the OP Units tender their OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our Consolidated Financial Statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 98.378% owned by Welltower as of December 31, 2025. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
Results of Operations
Summary
Our primary sources of revenue include resident fees and services revenue, rental income, interest income and interest earned on short-term deposits. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI (“SSNOI”) and other supplemental measures include FFO and Adjusted EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations related to these supplemental measures.
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the periods presented (in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2025	2024	Amount	%	2023	Amount	%	Amount	%
Net income	$961,837	$972,857	$(11,020)	-1%	$358,139	$614,718	172%	$603,698	169%
NICS	936,845	951,680	(14,835)	-2%	340,094	611,586	180%	596,751	175%
FFO	1,817,952	2,323,433	(505,481)	-22%	1,763,227	560,206	32%	54,725	3%
EBITDA	3,691,544	3,181,911	509,633	16%	2,373,450	808,461	34%	1,318,094	56%
Adjusted EBITDA	4,169,347	3,151,811	1,017,536	32%	2,509,003	642,808	26%	1,660,344	66%
NOI	4,349,953	3,160,907	1,189,046	38%	2,690,219	470,688	17%	1,659,734	62%

Per share data (fully diluted):
Net income attributable to common stockholders (1)	$1.39	$1.57	$(0.18)	-11%	$0.66	$0.91	138%	$0.73	111%
Funds from operations attributable to common stockholders	$2.68	$3.82	$(1.14)	-30%	$3.40	$0.42	12%	$(0.72)	-21%

Interest coverage ratio	5.82x	5.39x	0.43x	8%	3.74x	1.65x	44%	2.08x	56%
Fixed charge coverage ratio	5.28x	4.99x	0.29x	6%	3.44x	1.55x	45%	1.84x	53%
Adjusted interest coverage ratio	6.57x	5.34x	1.23x	23%	3.95x	1.39x	35%	2.62x	66%
Adjusted fixed charge coverage ratio	5.97x	4.95x	1.02x	21%	3.64x	1.31x	36%	2.33x	64%

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The following table represents the changes in outstanding common stock for the period from January 1, 2023 to December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024	2023	Totals
Beginning balance	635,289	564,241	490,508	490,508
Redemption of OP Units and DownREIT Units	1,594	495	336	2,425
Option exercises	36	18	4	58
ATM Program issuances	56,121	70,420	53,301	179,842
Equity issuances	3,259	—	20,125	23,384
Other, net	208	115	(33)	290
Ending balance	696,507	635,289	564,241	696,507

Weighted average number of shares outstanding:
Basic	665,639	602,975	515,629
Diluted	679,521	608,750	518,701
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
The following is a summary of our results of operations for the Seniors Housing Operating segment for the years presented (in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2025	2024	$	%	2023	$	%	$	%
Revenues:
Resident fees and services	$8,452,996	$6,027,149	$2,425,847	40%	$4,753,804	$1,273,345	27%	$3,699,192	78%
Other income	36,099	8,312	27,787	334%	9,743	(1,431)	-15%	26,356	271%
Total revenues	8,489,095	6,035,461	2,453,634	41%	4,763,547	1,271,914	27%	3,725,548	78%
Property operating expenses	6,199,620	4,523,780	1,675,840	37%	3,655,508	868,272	24%	2,544,112	70%
NOI(1)	2,289,475	1,511,681	777,794	51%	1,108,039	403,642	36%	1,181,436	107%
Other expenses:
Depreciation and amortization	1,550,042	1,107,116	442,926	40%	906,771	200,345	22%	643,271	71%
Interest expense	72,435	42,949	29,486	69%	56,509	(13,560)	-24%	15,926	28%
Loss (gain) on extinguishment of debt, net	6,156	1,711	4,445	260%	—	1,711	n/a	6,156	n/a
Impairment of assets	37,757	85,564	(47,807)	-56%	24,999	60,565	242%	12,758	51%
Other expenses	192,706	96,435	96,271	100%	96,972	(537)	-1%	95,734	99%
	1,859,096	1,333,775	525,321	39%	1,085,251	248,524	23%	773,845	71%
Income (loss) from continuing operations before income taxes and other items	430,379	177,906	252,473	142%	22,788	155,118	681%	407,591	n/a
Income (loss) from unconsolidated entities	(31,470)	1,376	(32,846)	n/a	(70,940)	72,316	102%	39,470	56%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	53,776	134,082	(80,306)	-60%	68,290	65,792	96%	(14,514)	-21%
Income (loss) from continuing operations	452,685	313,364	139,321	44%	20,138	293,226	n/a	432,547	2,148%
Net income (loss)	452,685	313,364	139,321	44%	20,138	293,226	n/a	432,547	n/a
Less: Net income (loss) attributable to noncontrolling interests	(36)	(2,694)	2,658	99%	(5,975)	3,281	55%	5,939	99%
Net income (loss) attributable to common stockholders	$452,721	$316,058	$136,663	43%	$26,113	$289,945	n/a	$426,608	1,634%
 (1) See Non-GAAP Financial Measures below.
Resident fees and services revenue, property operating expenses and depreciation and amortization for the year ended December 31, 2025 increased compared to the prior year primarily due to acquisitions. See Note 3 to our consolidated financial statements for descriptions of our acquisitions during 2025 and 2024, including the acquisitions of the Barchester and HC-One portfolios in October 2025 and the Care UK acquisition in October 2024. Additional drivers of the increase include construction conversions outpacing dispositions and the conversions of Triple-net properties to Seniors Housing Operating RIDEA structures throughout 2024. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase during 2025. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2024	82.5%	82.8%	83.8%	84.8%
2025	85.1%	85.6%	86.9%	87.4%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners’ noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
The following is a summary of our SSNOI at Welltower’s share for the Seniors Housing Operating segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2025	December 31, 2024	$	%	December 31, 2025	December 31, 2024	$	%
SSNOI(1)	$467,842	$387,280	$80,562	20.8%	$1,483,893	$1,225,971	$257,922	21.0%
(1) Relates to 875 properties for the QTD Pool and 638 properties for the YTD Pool. Please see Non-GAAP Financial Measures below for additional information and reconciliations.
The increase in other income during the year ended December 31, 2025 is primarily related to the management fee earned for the investment management services provided for Seniors Housing Fund I LP during 2025.
During the year ended December 31, 2025, we recorded impairment charges of $37,757,000 related to ten properties. During the year ended December 31, 2024, we recorded impairment charges of $85,564,000 related to 18 properties.
Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions, including those associated with the Barchester, HC-One and Care UK business combinations referred to above. Changes in the gain on

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
dispositions of real estate and acquisition of noncontrolling interests, net are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our consolidated financial statements.
During the year ended December 31, 2025, we completed Seniors Housing Operating construction conversions representing $937,300,000 or $343,333 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions, overhead and capitalized interest (dollars in thousands):

As of December 31, 2025
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2026	18	1,904	$116,865	$374,274
2027	17	1,569	293,412	193,572
2028	5	287	82,749	30,130
TBD(2)	6			63,083
Total	46			$661,059

(1) Properties expected to be converted in phases over multiple years are reflected in the last expected year.
(2) Represents projects for which a final budget or expected conversion date are not yet known.
Interest expense represents secured debt interest expense, which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in interest rates, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt.
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,042,583	$1,955,048	$1,701,939
Debt transferred	—	27,084	—
Debt issued	4,871	197,930	385,115
Debt assumed	469,130	427,725	381,837
Debt extinguished	(259,621)	(303,081)	(486,825)
Debt disposed	—	(164,640)	—
Principal payments	(55,255)	(41,220)	(47,672)
Effect of foreign currency translation	43,027	(56,263)	20,654
Ending balance	$2,244,735	$2,042,583	$1,955,048

Ending weighted average interest	4.15%	4.29%	4.68%
A portion of our Seniors Housing Operating property investments are formed through partnership interests. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The fluctuation in income (loss) from unconsolidated entities during the year ended December 31, 2025 is primarily related to hypothetical liquidation at book value (“HLBV”) adjustments to our unconsolidated entities (refer Note 2 for additional information). Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Triple-net
The following is a summary of our results of operations for the Triple-net segment for the years presented (in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2025	2024	$	%	2023	$	%	$	%
Revenues:
Rental income	$1,193,514	$777,297	$416,217	54%	$814,751	$(37,454)	-5%	$378,763	46%
Interest income	2,111	8,167	(6,056)	-74%	1,369	6,798	497%	742	54%
Other income	1,417	3,307	(1,890)	-57%	70,986	(67,679)	-95%	(69,569)	-98%
Total revenues	1,197,042	788,771	408,271	52%	887,106	(98,335)	-11%	309,936	35%
Property operating expenses	33,229	40,722	(7,493)	-18%	42,194	(1,472)	-3%	(8,965)	-21%
NOI(1)	1,163,813	748,049	415,764	56%	844,912	(96,863)	-11%	318,901	38%
Other expenses:
Depreciation and amortization	318,352	258,830	59,522	23%	231,028	27,802	12%	87,324	38%
Interest expense	15,632	6,918	8,714	126%	(65)	6,983	n/a	15,697	n/a
Loss (gain) on derivatives and financial instruments, net	—	12	(12)	-100%	98	(86)	-88%	(98)	-100%
Provision for loan losses, net	—	—	—	n/a	297	(297)	-100%	(297)	-100%
Impairment of assets	38,290	5,658	32,632	577%	11,098	(5,440)	-49%	27,192	245%
Other expenses	3,605	10,793	(7,188)	-67%	5,060	5,733	113%	(1,455)	-29%
	375,879	282,211	93,668	33%	247,516	34,695	14%	128,363	52%
Income (loss) from continuing operations before income taxes and other items	787,934	465,838	322,096	69%	597,396	(131,558)	-22%	190,538	32%
Income (loss) from unconsolidated entities	883	(17,554)	18,437	105%	7,158	(24,712)	-345%	(6,275)	-88%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	492,282	309,453	182,829	59%	259	309,194	n/a	492,023	n/a
Income (loss) from continuing operations	1,281,099	757,737	523,362	69%	604,813	152,924	25%	676,286	112%
Net income (loss)	1,281,099	757,737	523,362	69%	604,813	152,924	25%	676,286	112%
Less: Net income (loss) attributable to noncontrolling interests	9,442	19,764	(10,322)	-52%	21,804	(2,040)	-9%	(12,362)	-57%
Net income (loss) attributable to common stockholders	$1,271,657	$737,973	$533,684	72%	$583,009	$154,964	27%	$688,648	118%
(1) See Non-GAAP Financial Measures below.
The increase in rental income is primarily related to acquisitions that occurred during the year ended December 31, 2025. See Note 3 to our consolidated financial statements for additional information. Additionally, during the year ended December 31, 2024, we recognized a write-off of straight-line rent receivable and unamortized lease incentive balances of $139,652,000 related to leases for which the collection of substantially all contractual lease payments was no longer deemed probable due primarily to agreements reached to convert Triple-net properties to Seniors Housing Operating RIDEA structures.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the year ended December 31, 2025, we had 59 leases with rental rate increases and a weighted average increase of 3.58%.
Interest income is primarily related to leases that were classified as sales-type leases in 2024 and 2025.
The following is a summary of our SSNOI at Welltower’s share for the Triple-net segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2025	December 31, 2024	$	%	December 31, 2025	December 31, 2024	$	%
SSNOI(1)	$150,602	$146,941	$3,661	2.5%	$520,949	$506,549	$14,400	2.8%
(1) Relates to 431 properties for the QTD Pool and 384 properties for the YTD Pool. Please see Non-GAAP Financial Measures below for additional information and reconciliations.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2025, we recorded impairment charges of $38,290,000 related to eight properties. During the year ended December 31, 2024, we recorded impairment charges of $5,658,000 related to three properties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on real estate dispositions and acquisitions of controlling interests, net are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our consolidated financial statements.
Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in interest rates, extinguishments and principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$335,552	$38,260	$39,179
Debt transferred	—	(27,084)	—
Debt assumed	—	532,575	—
Debt extinguished	—	(10,628)	—
Debt disposed	—	(194,500)	—
Principal payments	(7,207)	(3,071)	(919)
Ending balance	$328,345	$335,552	$38,260

Ending weighted average interest	3.44%	3.44%	4.39%
A portion of our Triple-net property investments were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The increase in income from unconsolidated entities during the year ended December 31, 2025 is primarily related to a decrease in hypothetical liquidation at book value (“HLBV”) adjustments to our unconsolidated entities (refer Note 2 for additional information.) Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the years presented (in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2025	2024	$	%	2023	$	%	$	%
Revenues:
Rental income	$774,421	$792,981	$(18,560)	-2%	$741,322	$51,659	7%	$33,099	4%
Other income	7,511	9,132	(1,621)	-18%	9,167	(35)	—%	(1,656)	-18%
Total revenues	781,932	802,113	(20,181)	-3%	750,489	51,624	7%	31,443	4%
Property operating expenses	233,233	245,636	(12,403)	-5%	231,956	13,680	6%	1,277	1%
NOI(1)	548,699	556,477	(7,778)	-1%	518,533	37,944	7%	30,166	6%
Other expenses:
Depreciation and amortization	216,474	266,147	(49,673)	-19%	263,302	2,845	1%	(46,828)	-18%
Interest expense	769	1,150	(381)	-33%	10,543	(9,393)	-89%	(9,774)	-93%
Loss (gain) on extinguishment of debt, net	3,089	—	3,089	n/a	7	(7)	-100%	3,082	n/a
Impairment of assets	45,236	1,571	43,665	n/a	—	1,571	n/a	45,236	n/a
Other expenses	2,574	648	1,926	297%	2,289	(1,641)	-72%	285	12%
	268,142	269,516	(1,374)	-1%	276,141	(6,625)	-2%	(7,999)	-3%
Income (loss) from continuing operations before income taxes and other item	280,557	286,961	(6,404)	-2%	242,392	44,569	18%	38,165	16%
Income (loss) from unconsolidated entities	(764)	5,046	(5,810)	-115%	(549)	5,595	n/a	(215)	-39%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	902,985	8,076	894,909	n/a	(651)	8,727	n/a	903,636	n/a
Income (loss) from continuing operations	1,182,778	300,083	882,695	294%	241,192	58,891	24%	941,586	390%
Net income (loss)	1,182,778	300,083	882,695	294%	241,192	58,891	24%	941,586	390%
Less: Net income (loss) attributable to noncontrolling interests	1,926	1,307	619	47%	1,309	(2)	—%	617	47%
Net income (loss) attributable to common stockholders	$1,180,852	$298,776	$882,076	295%	$239,883	$58,893	25%	$940,969	392%
(1) See Non-GAAP Financial Measures below.
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated outpatient medical properties for approximately $7.2 billion. The disposition will occur in tranches expected to close through mid-2026. As of December 31, 2025 we have disposed of 241 properties with a gross sales price of approximately $5,224,900,000 and gain on real estate dispositions of $881,413,000.
For the year ended December 31, 2025, rental income and property operating expenses decreased primarily due to the properties sold during the fourth quarter. Of our remaining leases, many contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income in the future.
The decrease in depreciation and amortization is primarily attributable to the above mentioned disposition meeting the held for sale criteria. To the extent that we acquire, classify as held for sale or dispose of additional properties in the future, these amounts will change accordingly.
The following is a summary of our SSNOI at Welltower share for the Outpatient Medical segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2025	December 31, 2024	$	%	December 31, 2025	December 31, 2024	$	%
SSNOI(1)	$23,778	$23,223	$555	2.4%	$83,298	$81,245	$2,053	2.5%
(1) Relates to 104 properties for the QTD Pool and 102 properties for the YTD Pool. Please see Non-GAAP Financial Measures below for additional information and reconciliations.
During the year ended December 31, 2025, we recorded an impairment charge of $45,236,000 related to four properties. During the year ended December 31, 2024, we recorded impairment charges of $1,571,000 related to one property.
Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs. Changes in the gains/losses on sales of properties are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our consolidated financial statements.
During the year ended December 31, 2025, we completed construction conversions representing $336,742,000 or $549 per square foot. As of December 31, 2025, we have one consolidated Outpatient Medical construction project in process with a

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
construction in progress balance of $34,645,000, excluding overhead and capitalized interest. The final budget and expected conversion date for the project are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, fluctuations in interest rates, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$89,088	$229,137	$388,836
Debt assumed	—	—	46,741
Debt extinguished	(87,343)	(137,011)	(200,955)
Principal payments	(1,745)	(3,038)	(5,485)
Ending balance	$—	$89,088	$229,137

Ending weighted average interest	—%	4.19%	5.42%
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
Non-segment/Corporate
The following is a summary of our results of operations for the Non-segment/Corporate activities for the periods presented (in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2025	2024	$	%	2023	$	%	$	%
Revenues:
Interest income	$244,094	$248,024	$(3,930)	-2%	$166,985	$81,039	49%	$77,109	46%
Other income	125,871	116,749	9,122	8%	69,868	46,881	67%	56,003	80%
Total revenues	369,965	364,773	5,192	1%	236,853	127,920	54%	133,112	56%
Property operating expenses	21,999	20,073	1,926	10%	18,118	1,955	11%	3,881	21%
NOI(1)	347,966	344,700	3,266	1%	218,735	125,965	58%	129,231	59%
Other expenses:
Interest expense	563,119	523,244	39,875	8%	540,859	(17,615)	-3%	22,260	4%
General and administrative expenses	1,748,435	235,491	1,512,944	642%	179,091	56,400	31%	1,569,344	876%
Loss (gain) on derivatives and financial instruments, net	22,407	(27,899)	50,306	180%	(2,218)	(25,681)	n/a	24,625	n/a
Loss (gain) on extinguishments of debt, net	—	419	(419)	-100%	—	419	n/a	—	n/a
Provision for loan losses, net	(9,416)	10,125	(19,541)	-193%	9,512	613	6%	(18,928)	-199%
Other expenses	2,316	9,583	(7,267)	-76%	4,020	5,563	138%	(1,704)	-42%
Total expenses	2,326,861	750,963	1,575,898	210%	731,264	19,699	3%	1,595,597	218%
Loss from continuing operations before income taxes and other items	(1,978,895)	(406,263)	(1,572,632)	-387%	(512,529)	106,266	21%	(1,466,366)	-286%
Income (loss) from unconsolidated entities	17,054	10,636	6,418	60%	10,889	(253)	-2%	6,165	57%
Income tax (expense) benefit	7,116	(2,700)	9,816	364%	(6,364)	3,664	58%	13,480	212%
Loss from continuing operations	(1,954,725)	(398,327)	(1,556,398)	-391%	(508,004)	109,677	22%	(1,446,721)	-285%
Net income (loss)	(1,954,725)	(398,327)	(1,556,398)	-391%	(508,004)	109,677	22%	(1,446,721)	-285%
Less: Net income (loss) attributable to noncontrolling interests	13,660	2,800	10,860	388%	907	1,893	209%	12,753	n/a
Net loss attributable to common stockholders	$(1,968,385)	$(401,127)	$(1,567,258)	-391%	$(508,911)	$107,784	21%	$(1,459,474)	-287%
(1) See Non-GAAP Financial Measures below.
Other income is primarily due to interest earned on deposits. Property operating expenses primarily represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-segment/Corporate interest expense for the periods presented (in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2025	2024	$	%	2023	$	%	$	%
Senior unsecured notes	$501,993	$497,223	$4,770	1%	$508,681	$(11,458)	-2%	$(6,688)	-1%
Unsecured credit facility and commercial paper program	15,283	6,239	9,044	145%	6,977	(738)	-11%	8,306	119%
Loan expenses and other	45,843	19,782	26,061	132%	25,201	(5,419)	-22%	20,642	82%
Totals	$563,119	$523,244	$39,875	8%	$540,859	$(17,615)	-3%	$22,260	4%
The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 to the consolidated financial statements for additional information. The change in interest expense on our unsecured revolving credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 of our consolidated financial statements for additional information regarding our unsecured revolving credit facility and commercial paper program. Loan expenses and other include the amortization of costs incurred in connection with senior unsecured notes issuances, as well as gains and losses resulting from the changes in fair value of foreign currency exchange contracts substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures.
General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2025, 2024 and 2023 were 16.13%, 2.95% and 2.70%, respectively. During the three months ended December 31, 2025, we recognized $1,408,672,000 of stock compensation expense due to the new “Ten Year Executive Continuity and Alignment Program” granting awards to our named executive officers and other key employees. Please refer to Note 15 for additional information related to these grants.
The fluctuation in provision for loan losses, net is related to adjustments to reserve for loan losses under the current expected credit losses accounting standard.
Other expenses includes noncapitalizable legal expenses. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as taxable REIT subsidiaries.
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the HC-One Group transactions that closed in 2021 and 2023. These warrants were settled in conjunction with the HC-One Group acquisition. Please refer to Notes 3 and 12 for additional information related to the acquisition and related warrants.
Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. For the year ended December 31, 2025, the increase is primarily driven by increased ownership by outside investors in Welltower OP.
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
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining, and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property (“Welltower Share”). To arrive at Welltower’s Share, NOI is adjusted by adding our minority ownership share related

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
to unconsolidated properties and by subtracting the minority partners’ noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or eight full quarters after acquisition or being placed into service for the QTD Pool and the YTD Pool, respectively. Land parcels, loans and leased properties, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or eight full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or eight full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or eight full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our portfolio.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/loss on real estate dispositions and acquisitions of controlling interests, net and impairment of assets. Amounts are in thousands except for per share data.

	Year Ended December 31,
FFO Reconciliation:	2025	2024	2023
Net income attributable to common stockholders	$936,845	$951,680	$340,094
Depreciation and amortization	2,084,868	1,632,093	1,401,101
Impairment of assets	121,283	92,793	36,097
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(1,449,043)	(451,611)	(67,898)
Noncontrolling interests	(13,144)	(30,812)	(46,393)
Unconsolidated entities	137,143	129,290	100,226
Funds from operations attributable to common stockholders	$1,817,952	$2,323,433	$1,763,227

Average diluted shares outstanding:	679,521	608,750	518,701

Per diluted share data:
Net income attributable to common stockholders(1)	$1.39	$1.57	$0.66
Funds from operations attributable to common stockholders	$2.68	$3.82	$3.40

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.
The tables below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the years presented (in thousands):

	Year Ended December 31,
NOI Reconciliation:	2025	2024	2023
Net income (loss)	$961,837	$972,857	$358,139
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(1,449,043)	(451,611)	(67,898)
Loss (income) from unconsolidated entities	14,297	496	53,442
Income tax expense (benefit)	(7,116)	2,700	6,364
Other expenses	201,201	117,459	108,341
Impairment of assets	121,283	92,793	36,097
Provision for loan losses, net	(9,416)	10,125	9,809
Loss (gain) on extinguishment of debt, net	9,245	2,130	7
Loss (gain) on derivatives and financial instruments, net	22,407	(27,887)	(2,120)
General and administrative expenses	1,748,435	235,491	179,091
Depreciation and amortization	2,084,868	1,632,093	1,401,101
Interest expense	651,955	574,261	607,846
Consolidated net operating income (NOI)	$4,349,953	$3,160,907	$2,690,219

NOI by segment:
Seniors Housing Operating	$2,289,475	$1,511,681	$1,108,039
Triple-net	1,163,813	748,049	844,912
Outpatient Medical	548,699	556,477	518,533
Non-segment/Corporate	347,966	344,700	218,735
Total NOI	$4,349,953	$3,160,907	$2,690,219

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarterly NOI by Segment:
(in thousands)	Three Months Ended								Year Ended
	March 31,		June 30,		September 30,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Seniors Housing Operating:
Total revenues	$1,867,871	$1,361,737	$1,975,732	$1,395,373	$2,070,115	$1,514,022	$2,575,377	$1,764,329	$8,489,095	$6,035,461
Property operating expenses	1,384,684	1,019,347	1,438,277	1,034,906	1,499,215	1,135,887	1,877,444	1,333,640	6,199,620	4,523,780
Consolidated NOI	$483,187	$342,390	$537,455	$360,467	$570,900	$378,135	$697,933	$430,689	$2,289,475	$1,511,681

Triple-net:
Total revenues	$255,030	$222,943	$273,754	$142,082	$286,637	$228,649	$381,621	$195,097	$1,197,042	$788,771
Property operating expenses	8,818	10,817	8,652	10,495	8,227	9,345	7,532	10,065	33,229	40,722
Consolidated NOI	$246,212	$212,126	$265,102	$131,587	$278,410	$219,304	$374,089	$185,032	$1,163,813	$748,049

Outpatient Medical:
Total revenues	$211,016	$198,310	$211,811	$197,237	$215,172	$204,995	$143,933	$201,571	$781,932	$802,113
Property operating expenses	64,606	62,463	62,834	61,185	63,319	62,778	42,474	59,210	233,233	245,636
Consolidated NOI	$146,410	$135,847	$148,977	$136,052	$151,853	$142,217	$101,459	$142,361	$548,699	$556,477

Non-segment/Corporate:
Total revenues	$89,170	$76,751	$86,947	$90,192	$113,768	$107,997	$80,080	$89,833	$369,965	$364,773
Property operating expenses	4,282	4,286	4,948	4,711	6,287	4,691	6,482	6,385	21,999	20,073
Consolidated NOI	$84,888	$72,465	$81,999	$85,481	$107,481	$103,306	$73,598	$83,448	$347,966	$344,700

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,786	811	129	2,726	1,786	811	129	2,726
Unconsolidated properties	101	—	73	174	101	—	73	174
Total properties	1,887	811	202	2,900	1,887	811	202	2,900
Recent acquisitions and development conversions(1)	(586)	(312)	(8)	(906)	(823)	(359)	(10)	(1,192)
Under development	(43)	—	—	(43)	(43)	—	—	(43)
Under redevelopment(2)	(2)	(1)	—	(3)	(2)	(1)	—	(3)
Current held for sale	(13)	(3)	(82)	(98)	(13)	(3)	(82)	(98)
Land parcels, loans and leased properties	(174)	(34)	(8)	(216)	(174)	(34)	(8)	(216)
Transitions(3)	(185)	(28)	—	(213)	(185)	(28)	—	(213)
Other(4)	(9)	(2)	—	(11)	(9)	(2)	—	(11)
Same store properties	875	431	104	1,410	638	384	102	1,124

(1) Acquisitions and development conversions will enter the QTD Pool after five full quarters and the YTD Pool after eight full quarters from acquisition or certificate of occupancy.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the respective pools (in thousands):

	QTD Pool		YTD Pool
	Three Months Ended		Twelve Months Ended
SSNOI Reconciliations:	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Seniors Housing Operating:
Consolidated NOI	$697,933	$430,689	$2,289,475	$1,511,681
NOI attributable to unconsolidated investments	20,092	23,282	80,568	90,812
NOI attributable to noncontrolling interests	(13,355)	(12,369)	(52,056)	(52,437)
NOI attributable to non-same store properties	(229,879)	(51,765)	(816,410)	(315,376)
Non-cash NOI attributable to same store properties	(2,010)	(1,963)	(8,087)	(9,233)
Currency and ownership adjustments (1)	(4,939)	(594)	(9,597)	524
SSNOI at Welltower Share	467,842	387,280	1,483,893	1,225,971

Triple-net:
Consolidated NOI	374,089	185,032	1,163,813	748,049
NOI attributable to unconsolidated investments	—	—	—	3,504
NOI attributable to noncontrolling interests	(1,685)	(5,314)	(11,638)	(29,387)
NOI attributable to non-same store properties	(201,500)	(13,655)	(568,349)	(161,081)
Non-cash NOI attributable to same store properties	(18,722)	(20,793)	(62,473)	(63,883)
Currency and ownership adjustments (1)	(1,580)	1,671	(404)	9,347
SSNOI at Welltower Share	150,602	146,941	520,949	506,549

Outpatient Medical:
Consolidated NOI	101,459	142,361	548,699	556,477
NOI attributable to unconsolidated investments	4,249	4,099	16,681	17,244
NOI attributable to noncontrolling interests	(1,846)	(2,491)	(9,721)	(9,898)
NOI attributable to non-same store properties	(77,845)	(118,040)	(465,620)	(472,367)
Non-cash NOI attributable to same store properties	(2,239)	(2,706)	(6,743)	(10,145)
Currency and ownership adjustments (1)	—	—	2	(66)
SSNOI at Welltower Share	23,778	23,223	83,298	81,245

SSNOI at Welltower Share:
Seniors Housing Operating	467,842	387,280	1,483,893	1,225,971
Triple-net	150,602	146,941	520,949	506,549
Outpatient Medical	23,778	23,223	83,298	81,245
Total	$642,222	$557,444	$2,088,140	$1,813,765

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

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2025	2024	2023
Net income (loss)	$961,837	$972,857	$358,139
Interest expense	651,955	574,261	607,846
Income tax expense (benefit)	(7,116)	2,700	6,364
Depreciation and amortization	2,084,868	1,632,093	1,401,101
EBITDA	3,691,544	3,181,911	2,373,450
Loss (income) from unconsolidated entities	14,297	496	53,442
Stock-based compensation expense	1,555,858	74,482	36,611
Loss (gain) on extinguishment of debt, net	9,245	2,130	7
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(1,449,043)	(451,611)	(67,898)
Impairment of assets	121,283	92,793	36,097
Provision for loan losses, net	(9,416)	10,125	9,809
Loss (gain) on derivatives and financial instruments, net	22,407	(27,887)	(2,120)
Other expenses	201,201	117,459	108,341
Lease termination and leasehold interest adjustment (1)	—	—	(65,485)
Casualty losses, net of recoveries	11,367	12,261	10,107
Other impairment, net (2)	604	139,652	16,642
Adjusted EBITDA	$4,169,347	$3,151,811	$2,509,003

Adjusted Interest Coverage Ratio:
Interest expense	$651,955	$574,261	$607,846
Capitalized interest	33,799	58,115	50,699
Non-cash interest expense	(51,629)	(42,388)	(23,494)
Total interest	634,125	589,988	635,051
EBITDA	$3,691,544	$3,181,911	$2,373,450
Interest coverage ratio	5.82x	5.39x	3.74x
Adjusted EBITDA	$4,169,347	$3,151,811	$2,509,003
Adjusted interest coverage ratio	6.57x	5.34x	3.95x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$634,125	$589,988	$635,051
Secured financing principal amortization	64,408	47,329	54,076
Total fixed charges	698,533	637,317	689,127
EBITDA	$3,691,544	$3,181,911	$2,373,450
Fixed charge coverage ratio	5.28x	4.99x	3.44x
Adjusted EBITDA	$4,169,347	$3,151,811	$2,509,003
Adjusted fixed charge coverage ratio	5.97x	4.95x	3.64x
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

	Year Ended December 31,
	2025	2024	2023
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—
Long-term debt obligations(1)	19,737,446	15,608,294	15,815,226
Cash and cash equivalents and restricted cash	(5,209,539)	(3,711,457)	(2,076,083)
Total net debt	14,527,907	11,896,837	13,739,143
Total equity and noncontrolling interests(2)	43,202,939	32,572,586	26,371,727
Book capitalization	$57,730,846	$44,469,423	$40,110,870
Net debt to book capitalization ratio	25.2%	26.8%	34.3%

Undepreciated book capitalization:
Total net debt	$14,527,907	$11,896,837	$13,739,143
Accumulated depreciation and amortization	10,350,621	10,626,263	9,274,814
Total equity and noncontrolling interests(2)	43,202,939	32,572,586	26,371,727
Undepreciated book capitalization	$68,081,467	$55,095,686	$49,385,684
Net debt to undepreciated book capitalization ratio	21.3%	21.6%	27.8%

Enterprise value:
Common shares outstanding	696,507	635,289	564,241
Period end share price	$185.61	$126.03	$90.17
Common equity market capitalization	$129,278,664	$80,065,473	$50,877,611
Total net debt	14,527,907	11,896,837	13,739,143
Noncontrolling interests(2)	1,073,441	616,378	967,351
Consolidated enterprise value	$144,880,012	$92,578,688	$65,584,105
Net debt to consolidated enterprise value ratio	10.0%	12.9%	20.9%
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
Impairment of Real Property Owned and Investments in Unconsolidated Entities
Assessing impairment of real property owned and investments in unconsolidated entities involves subjectivity in determining if indicators of impairment are present and in estimating the future undiscounted cash flows or estimated fair value of an asset. The evaluation of indicators of impairment is dependent on a number of factors, including when there is an unfavorable change in the operating performance of the property, a change in management’s intent to hold and operate the property or a change in the property’s use. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates, all of which are affected by our expectations of future market or economic conditions. These inputs can have a significant impact on the undiscounted cash flows.
The evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in market conditions or a change in management’s investment strategy. When required, we estimate the fair value of an investment and, if such fair value is lower than carrying value, assess whether any impairment is other-than-temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. These inputs can have a significant impact on the calculation of the fair value of the investment.

Quarterly, we review our real property owned on a property by property basis to determine if facts and circumstances suggest the property may be impaired. These indicators may include expected operational performance, the tenant’s ability to make rent payments, a change in management’s intent to hold and operate the property and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, an undiscounted cash flow analysis will be prepared to determine if the value of the property will be recoverable. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value. The analysis requires us to use judgment in determining whether indicators of impairment exist and to estimate the expected future undiscounted cash flows or estimated fair values of the property. Properties that meet the held for sale criteria are recorded at the lesser of the fair value less costs to sell or carrying value.
We also evaluate investments in unconsolidated entities for indicators of impairment and, when present, record impairment charges based on a comparison of the estimated fair value of the equity method investment to its carrying value if the decline in the estimated fair value of such an investment below its carrying value is other-than-temporary.
At December 31, 2025, our net real property owned was approximately $53,423,291,000 and investments in unconsolidated entities totaled $1,809,590,000. During the year ended December 31, 2025, we recorded impairment charges of $121,283,000 related to 10 Seniors Housing Operating properties, eight Triple-net properties and four Outpatient Medical properties. No impairment losses related to investments in unconsolidated entities were recorded during the year ended December 31, 2025.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nature of Critical Accounting Estimate	Assumptions/Approach Used
Real Estate Acquisitions
Most of our real estate acquisitions are considered asset acquisitions for which we record the related real estate acquired (tangible assets and identifiable intangible assets and liabilities) at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. Tangible assets consist primarily of land, building and improvements. Identifiable intangible assets and liabilities primarily consist of the above or below market component of in-place leases and the value of in-place leases. The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with respect to that tenant.
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
During the year ended December 31, 2025, we disbursed $13,913,975,000 of net cash related to real estate asset acquisitions and business combinations.

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
Stock Based Compensation
The recognition of stock based compensation expense for equity awards including stock options, restricted stock units and performance-based awards is based on the grant date fair value of the awards and is recognized over the requisite service period. Stock-based compensation requires management to make significant judgments and estimates used in (i) determining the fair value of awards at grant date and (ii) estimating the amount of expense to recognize over the service period.

Certain of the Executive & Key Employee LTIP Unit Awards have market conditions that determine the number of LTIP units earned by the executive officers and key employees at the end of the measurement period. The Executive & Key Employee LTIP Unit Awards also have certain service conditions that affect the timing of the employees’ ability to redeem the LTIP units for common shares. We estimated the fair value of the Executive & Key Employee LTIP Unit Awards using a Monte Carlo valuation model, which incorporates various inputs and assumptions, including the risk-free rate, the grant date common share price, expected dividend yield and common share price volatility, as well as the expected volatility of comparative indices used in the measurement of award achievement. We recognized $1,556,732,000 in stock-based compensation expense during the year ended December 31, 2025, of which $1,408,672,000 was related to the Executive & Key Employee LTIP Unit Awards.

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
During the year ended December 31, 2025, we recognized provision for loan losses of $(9,416,000), which includes changes in the reserve based on our historical loss experience.

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

	December 31, 2025		December 31, 2024
	Principal balance	Change in fair value	Principal balance	Change in fair value
Senior unsecured notes	$12,700,485	$(575,958)	$12,142,890	$(471,517)
Secured debt	2,334,830	(98,414)	2,225,542	(94,922)
Totals	$15,035,315	$(674,372)	$14,368,432	$(566,439)
Our variable-rate debt, including our unsecured revolving credit facility and commercial paper program, are reflected at fair value. At December 31, 2025, we had $4,064,010,000 outstanding related to our variable-rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $40,640,000 At December 31, 2024, we had $1,425,256,000 of outstanding variable-rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $14,253,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the U.K. Based solely on our results for the year ended December 31, 2025, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $38,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and healthcare properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling.
We have entered into various foreign currency debt obligations. As of December 31, 2025, the total principal amount of foreign currency debt obligations was $4,661,360,000, including $1,411,725,000 denominated in Pounds Sterling and $3,249,635,000 denominated in Canadian Dollars. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 1% in comparison to these foreign currencies as of December 31, 2025, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $46,614,000.
We are also party to foreign currency forward and cross currency forward swap contracts. As of December 31, 2025, the total notional amount of cross currency interest rate swap contracts was $18,093,155,000, including $11,872,886,000 denominated in Pounds Sterling and $6,220,269,000 denominated in Canadian Dollars. If the U.S. Dollar weakened or strengthened by 1% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $180,932,000.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Welltower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
    Impairment of real property and investments in unconsolidated entities
Description of the Matter    The Company, on a periodic basis, assesses whether there are indicators that (i) the carrying value of real property owned may not be recoverable or (ii) investments in unconsolidated entities may be other than temporarily impaired. At December 31, 2025, the Company’s consolidated net real property owned totaled $53.4 billion and its investments in unconsolidated entities totaled $1.8 billion. During 2025, the Company recorded impairment losses of $121.3 million related to real property owned and no impairment related to investments in unconsolidated entities.
As discussed in Note 2 to the consolidated financial statements, the Company reviews real property owned on a property by property basis to determine if facts and circumstances suggest the property may be impaired. This evaluation of indicators of impairment of a property is dependent on a number of factors, including when there is an unfavorable change in the operating performance of the property, a change in management’s intent to hold and operate the property or a change in the property’s use. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.

The Company also evaluates investments in unconsolidated entities for indicators of impairment and, when present, records impairment charges based upon a comparison of the estimated fair value of the equity method investment to its carrying value, if the decline in the estimated fair value of such an investment below its carrying value is other-than-temporary. This evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in market conditions or a change in management’s investment strategy. When required, the Company estimates the fair value of an investment and assesses whether any impairment is other-than-temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates.
Auditing management’s evaluation of impairment of real property owned and investments in unconsolidated entities was complex due to (i) the significant judgment employed by management in identifying whether indicators of impairment were present and (ii) the estimation uncertainty in determining the undiscounted cash flows of real property owned and, when necessary, the fair value of real property owned or investment in an unconsolidated entity. In particular, the evaluation was sensitive to significant assumptions such as forecasted cash flows, including leasing prospects and occupancy projections, and estimated capitalization rates, all of which can be affected by expectations about future market or economic conditions, demand and competition.

How We Addressed the
Matter in Our Audit
        We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for evaluating impairment of real property owned and investments in unconsolidated entities, including controls over management’s review of the significant assumptions described above.
To test the Company’s evaluation of impairment of real property owned and investments in unconsolidated entities, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends and other relevant market information, and as needed, involved a valuation specialist to assist in evaluating certain assumptions. When appropriate, we performed sensitivity analyses of certain significant assumptions used to determine recoverability and/or fair value of the related real property owned or investments in unconsolidated entities. We also assessed whether any declines in investments in unconsolidated entities were other-than-temporary.
We also evaluated the appropriateness of indicators of impairment and the identification by management of real property owned and investments in unconsolidated entities where such indicators are present and further assessed the progression of properties with impairment indicators identified in historical periods.

Valuation and accounting for stock-based compensation

Description of the Matter
    As discussed in Note 15 to the consolidated financial statements, during the year ended December 31, 2025, the Company awarded long-term incentive plan (“LTIP”) units of Welltower OP to the Company’s named executive officers and certain key employees (together, the “Awards”) that are vested immediately upon the grant date. Certain of the Awards have market conditions that determine the number of LTIP units earned by the executive officers and key employees at the end of the measurement period. The Awards also have certain service conditions that affect the timing of the executive officers’ and key employees’ ability to redeem the LTIP units for common shares of the Company. The Company estimated the fair value of the Awards using a Monte Carlo valuation model, which incorporates various inputs and assumptions, including the risk-free rate, the Company’s grant date common share price, expected dividend yield and common share price volatility, as well as the expected volatility of comparative indices used in the measurement of award achievement. The Company recognized $1.6 billion in stock-based compensation expense during the year ended December 31, 2025, of which $1.4 billion was related to the Awards.
Auditing the Company’s accounting for the Awards was especially challenging and required an increased extent of effort, including the need to involve our valuation specialists and professionals in our firm with technical knowledge in stock-based compensation due to the complexity in (i) applying the accounting framework of Accounting Standard Codification (ASC) 718, Compensation - Stock Compensation (“ASC 718”) and (ii) the model and methodology employed by management to determine the value of the Awards.

How We Addressed the
Matter in Our Audit
        We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for stock-based compensation awards, including controls over management’s application of the stock compensation accounting framework and review of the model and methodology employed to determine the value of the Awards.
We evaluated the accounting for the Awards by assessing the alignment of management’s accounting conclusions for recognition and valuation with ASC 718, including the immediate vesting of the award upon grant, market conditions determining the number of LTIP units earned by the executive officers and key employees and the service conditions affecting the timing of the executive officers’ and key employees’ ability to redeem the LTIP units for common shares of the Company. This included inspecting the award agreements to identify the key terms and conditions of the awards, evaluating management’s application of ASC 718 to each of those relevant terms and conditions and involving professionals in our firm with specialized knowledge of ASC 718.
We involved valuation professionals with specialized skills and knowledge who assisted in assessing the appropriateness of the model utilized in management’s estimate of the fair value, including the calculation of fair value for each award type and associated market conditions that determine the number of LTIP units earned by the executive officers and key employees at the end of the measurement period and service conditions that affect the timing of the executive officers’ and key employees’ ability to redeem the LTIP units for common shares of the Company. Our valuation professionals performed separate comparative calculations to test the appropriateness of management’s calculation of fair value for each award type and prepared sensitivity analyses of each of the identified significant inputs and assumptions. We also tested the completeness and accuracy of the inputs used in the valuation model by agreeing to the contractual terms and conditions of the award agreements or observable market data, as applicable.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1970.
Toledo, Ohio
February 12, 2026

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	December 31, 2025	December 31, 2024
Assets
Real estate investments:
Real property owned:
Land and land improvements	$6,681,131	$5,271,418
Buildings and improvements	52,058,099	42,207,735
Acquired lease intangibles	2,845,686	2,548,766
Real property held for sale, net of accumulated depreciation	1,450,137	51,866
Construction in progress	738,859	1,219,720
Less accumulated depreciation and amortization	(10,350,621)	(10,626,263)
Net real property owned	53,423,291	40,673,242
Right of use assets, net	2,158,045	1,201,131
Investments in sales-type leases, net	497,963	172,260
Real estate loans receivable, net of credit allowance	1,831,210	1,805,044
Net real estate investments	57,910,509	43,851,677
Other assets:
Investments in unconsolidated entities	1,809,590	1,768,772
Cash and cash equivalents	5,033,678	3,506,586
Restricted cash	175,861	204,871
Receivables and other assets	2,373,409	1,712,402
Total other assets	9,392,538	7,192,631
Total assets	$67,303,047	$51,044,308

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	16,383,522	13,162,102
Secured debt	2,813,780	2,338,155
Lease liabilities	2,182,993	1,258,099
Accrued expenses and other liabilities	2,719,813	1,713,366
Total liabilities	24,100,108	18,471,722

Redeemable noncontrolling interests	263,223	256,220

Equity:
Common stock	696,621	637,002
Capital in excess of par value	50,898,707	40,016,503
Treasury stock	(14,405)	(114,176)
Cumulative net income	11,033,569	10,096,724
Cumulative dividends	(20,197,353)	(18,320,064)
Accumulated other comprehensive income (loss)	(287,641)	(359,781)
Total Welltower Inc. stockholders’ equity	42,129,498	31,956,208
Noncontrolling interests	810,218	360,158
Total equity	42,939,716	32,316,366
Total liabilities and equity	$67,303,047	$51,044,308
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Resident fees and services	$8,452,996	$6,027,149	$4,753,804
Rental income	1,967,935	1,570,278	1,556,073
Interest income	246,205	256,191	168,354
Other income	170,898	137,500	159,764
Total revenues	10,838,034	7,991,118	6,637,995
Expenses:
Property operating expenses	6,488,081	4,830,211	3,947,776
Depreciation and amortization	2,084,868	1,632,093	1,401,101
Interest expense	651,955	574,261	607,846
General and administrative expenses	1,748,435	235,491	179,091
Loss (gain) on derivatives and financial instruments, net	22,407	(27,887)	(2,120)
Loss (gain) on extinguishment of debt, net	9,245	2,130	7
Provision for loan losses, net	(9,416)	10,125	9,809
Impairment of assets	121,283	92,793	36,097
Other expenses	201,201	117,459	108,341
Total expenses	11,318,059	7,466,676	6,287,948

Income (loss) from continuing operations before income taxes and other items	(480,025)	524,442	350,047
Income tax (expense) benefit	7,116	(2,700)	(6,364)
Income (loss) from unconsolidated entities	(14,297)	(496)	(53,442)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	1,449,043	451,611	67,898
Income (loss) from continuing operations	961,837	972,857	358,139

Net income	961,837	972,857	358,139
Less: Net income (loss) attributable to noncontrolling interests(1)	24,992	21,177	18,045
Net income (loss) attributable to common stockholders	$936,845	$951,680	$340,094

Weighted average number of common shares outstanding:
Basic	665,639	602,975	515,629
Diluted	679,521	608,750	518,701

Earnings per share:
Basic:
Income (loss) from continuing operations	$1.44	$1.61	$0.69
Net income (loss) attributable to common stockholders	$1.41	$1.58	$0.66

Diluted:
Income (loss) from continuing operations	$1.42	$1.60	$0.69
Net income (loss) attributable to common stockholders(2)	$1.39	$1.57	$0.66
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$961,837	$972,857	$358,139

Other comprehensive income (loss):
Foreign currency translation gain (loss)	676,953	(327,068)	223,920
Derivative and financial instruments designated as hedges gain (loss)	(605,892)	166,329	(245,095)
Total other comprehensive income (loss)	71,061	(160,739)	(21,175)

Total comprehensive income (loss)	1,032,898	812,118	336,964
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	23,988	10,091	27,637
Total comprehensive income (loss) attributable to common stockholders	$1,008,910	$802,027	$309,327
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY
WELLTOWER INC. AND SUBSIDIARIES

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2022	$491,919	$26,742,750	$(111,001)	$8,804,950	$(15,514,097)	$(119,707)	$714,739	$21,009,553
Comprehensive income:
Net income (loss)				340,094			17,819	357,913
Other comprehensive income (loss)						(30,767)	8,839	(21,928)
Total comprehensive income								335,985
Net change in noncontrolling interests		25,571				(12,686)	(80,009)	(67,124)
Adjustment to members’ interest from change in ownership in Welltower OP		(18,399)					18,399	—
Redemption of OP Units and DownREIT Units	336	20,061					(3,041)	17,356
Amounts related to stock incentive plans, net of forfeitures	210	38,026	(577)					37,659
Net proceeds from issuance of common stock	73,429	5,933,940						6,007,369
Common stock dividends paid					(1,259,676)			(1,259,676)
Balances at December 31, 2023	565,894	32,741,949	(111,578)	9,145,044	(16,773,773)	(163,160)	676,746	26,081,122

Comprehensive income:
Net income (loss)				951,680			18,944	970,624
Other comprehensive income (loss)						(149,652)	(6,564)	(156,216)
Total comprehensive income								814,408
Net change in noncontrolling interests		(165,121)				(46,969)	(350,393)	(562,483)
Adjustment to members’ interest from change in ownership in Welltower OP		(22,370)					22,370	—
Redemption of OP Units and DownREIT Units	495	43,461					(945)	43,011
Amounts related to stock incentive plans, net of forfeitures	174	77,114	(2,598)					74,690
Net proceeds from issuance of common stock	70,439	7,341,470						7,411,909
Common stock dividends paid					(1,546,291)			(1,546,291)
Balances at December 31, 2024	637,002	40,016,503	(114,176)	10,096,724	(18,320,064)	(359,781)	360,158	32,316,366

Comprehensive income:
Net income (loss)				936,845			19,443	956,288
Other comprehensive income (loss)						72,140	(3,333)	68,807
Total comprehensive income								1,025,095
Net change in noncontrolling interests		(396,631)					1,256,980	860,349
Adjustment to members’ interest from change in ownership in Welltower OP		195,581					(195,581)	—
Redemption of OP Units and DownREIT Units	1,593	256,726					(627,449)	(369,130)
Amounts related to stock incentive plans, net of forfeitures	174	1,567,339	436					1,567,949
Net proceeds from issuance of common stock	57,852	9,259,189	99,335					9,416,376
Common stock dividends paid					(1,877,289)			(1,877,289)
Balances at December 31, 2025	$696,621	$50,898,707	$(14,405)	$11,033,569	$(20,197,353)	$(287,641)	$810,218	$42,939,716
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$961,837	$972,857	$358,139
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	2,084,868	1,632,093	1,401,101
Other amortization expenses	56,381	47,759	42,645
Provision for loan losses, net	(9,416)	10,125	9,809
Impairment of assets	121,283	92,793	36,097
Stock-based compensation expense	1,556,732	75,821	37,199
Loss (gain) on derivatives and financial instruments, net	22,407	(27,887)	(2,120)
Loss (gain) on extinguishment of debt, net	9,245	2,130	7
Loss (income) from unconsolidated entities	14,297	496	53,442
Rental income less than (in excess of) cash received	(225,261)	(15,859)	(135,758)
Amortization related to above (below) market leases, net	(2,721)	(219)	(529)
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(1,449,043)	(451,611)	(67,898)
Proceeds from (payments on) interest rate swap settlements	—	(59,555)	—
Loss (gain) on loss of control of subsidiary	—	—	(65,485)
Distributions by unconsolidated entities	21,851	19,516	11,623
Increase (decrease) in accrued expenses and other liabilities	(83,906)	26,541	(79,801)
Decrease (increase) in receivables and other assets	(196,877)	(68,579)	3,390
Net cash provided from (used in) operating activities	2,881,677	2,256,421	1,601,861

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(13,913,975)	(3,525,449)	(3,558,266)
Cash disbursed for capital improvements to existing properties	(1,050,263)	(857,546)	(517,682)
Cash disbursed for construction in progress	(437,731)	(827,900)	(1,014,935)
Capitalized interest	(33,799)	(58,115)	(50,699)
Investment in loans receivable	(691,334)	(623,501)	(490,736)
Principal collected on loans receivable	222,348	294,409	90,215
Other investments, net of payments	(73,758)	(61,027)	(100,128)
Contributions to unconsolidated entities	(500,033)	(264,561)	(343,498)
Distributions by unconsolidated entities	310,410	52,391	149,753
Net proceeds from net investment hedge settlements	(2,884)	20,093	31,493
Proceeds from sales of real property	5,658,270	336,525	96,741
Net cash provided from (used in) investing activities	(10,512,749)	(5,514,681)	(5,707,742)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	—	—
Net proceeds from issuance of senior unsecured notes	4,360,818	1,015,063	1,011,780
Payments to extinguish senior unsecured notes	(1,344,645)	(1,350,000)	—
Net proceeds from the issuance of secured debt	4,871	197,930	385,115
Payments on secured debt	(411,171)	(498,049)	(741,856)
Net proceeds from the issuance of common stock	8,900,866	7,415,778	6,010,129
Payments for deferred financing costs and prepayment penalties	(694)	(23,388)	(7,220)
Contributions by noncontrolling interests(1)	22,149	59,643	280,678
Distributions to noncontrolling interests(1)	(640,084)	(301,029)	(216,273)
Cash distributions to stockholders	(1,877,959)	(1,545,275)	(1,260,578)
Other financing activities	(14,391)	(65,322)	(13,128)
Net cash provided from (used in) financing activities	8,999,760	4,905,351	5,448,647
Effect of foreign currency translation on cash and cash equivalents and restricted cash	129,394	(11,717)	11,025
Increase (decrease) in cash, cash equivalents and restricted cash	1,498,082	1,635,374	1,353,791
Cash, cash equivalents and restricted cash at beginning of period	3,711,457	2,076,083	722,292
Cash, cash equivalents and restricted cash at end of period	$5,209,539	$3,711,457	$2,076,083

Supplemental cash flow information:
Interest paid	$579,589	$593,030	$628,582
Income taxes paid (received), net	22,762	8,415	7,682
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Welltower Inc. (NYSE: WELL), a real estate investment trust (“REIT”) and S&P 500 company, is positioned at the center of the silver economy, focusing on rental housing for aging seniors across the United States, United Kingdom and Canada. Our portfolio predominantly consists of 2,500+ seniors and wellness housing communities at the intersection of housing, healthcare and hospitality, creating vibrant communities for mature renters and older adults.
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to “Welltower” mean Welltower Inc. and references to “Welltower OP” mean Welltower OP LLC. References to “we,” “us” and “our” mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower’s weighted average ownership in Welltower OP was 99.430% for the year ended December 31, 2025. As of December 31, 2025, Welltower owned 98.378% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 1.622% of outstanding units. We adjust the noncontrolling members’ interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation. At inception of transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity or (c) the right to receive the expected residual returns of an entity. Criterion (iii) is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If neither of those criteria are met, the entity is a VIE.
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
Revenue Recognition
For our Triple-net and Outpatient Medical segments, a significant source of our revenue is generated through leasing arrangements and accounted for under ASC 842, Leases (“ASC 842”). Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our Outpatient Medical portfolio typically include some form of operating expense reimbursement by the tenant, and upon adoption of ASC 842, we elected the lessor practical expedient to not separate non-lease components from the associated lease components resulting in presenting all revenue associated with Outpatient Medical leases as leasing revenue on the Consolidated Statements of Comprehensive Income. Certain payments made to tenants are treated as lease incentives and amortized as a reduction of revenue over the lease term.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and generally is recognized monthly as services are provided. Agreements with residents generally have varying terms and are cancellable by the resident with 30 days’ notice. We have elected the lessor practical expedient within ASC 842 and recognize and disclose the revenues for Seniors Housing Operating resident agreements based on the predominant component, generally the non-lease service component, under ASC 606, Revenue from Contracts with Customers (“ASC 606”). Within that reportable segment, we also recognize revenue from residential wellness housing leases in accordance with ASC 842. Management contracts are present in some of our joint venture agreements to provide asset and property management, leasing, marketing and other services, and management contract revenues are recognized monthly as services are provided.
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
Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of the risk of credit loss. We utilize the effective interest method to recognize interest income related to loan discounts and premiums and loan fees paid or received.
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
Welltower OP Noncontrolling Interests
Members of Welltower OP other than Welltower have the right under the limited liability company agreement to redeem their Class A Common Units (“OP Units”) for shares of Welltower common stock or cash, at Welltower’s sole discretion, as the initial member. Accordingly, we classify the non-Welltower OP Units held by such other members in permanent equity because Welltower may elect to issue shares of Welltower common stock to the non-Welltower members who choose to redeem their OP Units rather than using cash.
Redeemable Noncontrolling Interests
Certain noncontrolling interests are redeemable at fair value. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and contributions or distributions or (ii) the redemption value. If the interests are redeemable in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted average period of approximately two years. In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item on the balance sheet. At December 31, 2025, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $263,223,000 by $31,651,000.
We entered into certain DownREIT partnerships which give a real estate seller the ability to exchange its property on a tax-deferred basis for equity membership interests (“DownREIT Units”). The DownREIT Units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real Property Acquisitions
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
Identifiable intangible assets and liabilities consist primarily of the above or below market component of in-place leases and the value associated with the presence of in-place leases. The value allocable to the above or below market component of the acquired in-place lease is determined based on the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. In instances where we are the lessor, the amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in other liabilities on the balance sheet and are amortized to rental income over the remaining terms of the respective leases. In instances where we are the lessee, the amounts allocated to above or below market leases are reflected as an adjustment to the right of use asset on the balance sheet and are amortized to property operating expenses over the remaining terms of the respective leases.
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
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. This evaluation of indicators of impairment of a property is dependent on a number of factors, including when there is an unfavorable change in the operating performance of the property, a change in management’s intent to hold and operate the property or a change in the property’s use. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to the estimated fair market value and an impairment charge is recognized for the difference between the carrying value and the fair value. Additionally, properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real Property Held for Sale and Dispositions
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e. property type, relationship or geography). We classify real estate property as held for sale when (1) the disposal has been approved by those within the organization with the appropriate level of authority, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed within one year, (v) the property is being marketed at a reasonable price relative to its fair value and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. As part of this process, we also consider whether these disposal transactions constitute a strategic shift that has a major effect on our operations and financial results and represent a discontinued operation.
We recognize a gain (loss) on real estate dispositions when the criteria for an asset to be derecognized are met, which include when: (i) a contract exists, (ii) the buyer obtains control of the asset and (iii) it is probable that we will receive substantially all of the consideration to which we are entitled. These criteria are generally satisfied at the time of sale.
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
In Substance Real Estate Investments
We provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying loan classification are presented as real estate loans receivable and result in the recognition of interest income. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments and presented as investments in unconsolidated entities and are accounted for using the HLBV method described below. The classification of each arrangement as either a real estate loan receivable or an investment in unconsolidated entity involves judgment and relies on various factors including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guarantees, estimated fair value of the collateral and significance of borrower equity in the project, among others. The classification of such arrangements is performed at inception and periodically reassessed when significant changes occur in the circumstances or conditions described above.
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
For purposes of determining our allowance for credit losses, we pool financial assets that have similar risk characteristics. Risk characteristics evaluated include financial asset type, the performance of borrowers’ underlying facilities, if applicable, available credit support (i.e. guarantees), extent and quality of collateral including loan-to-value and security position and historical or expected credit losses patterns. We include both real estate and non-real estate loans within the collective loan pool, as these instruments exhibit similar risk characteristics. The estimation of expected credit losses for these loans is aligned until such time as a loan demonstrates signs of credit deterioration, at which point it is reclassified into the deteriorated loan category.
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
Lessee Accounting
For leases greater than 12 months for which we are the lessee, such as ground leases, leases of real properties and corporate office leases, we recognize a right-of use asset and related lease liability on the Consolidated Balance Sheets at inception of the lease. The lease liability is calculated as the sum of the present value of minimum lease payments at lease commencement

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(discounted using our secured incremental borrowing rate). Certain of our lease agreements have options to extend or terminate the lease upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if they are considered reasonably certain of exercise. The right-of-use asset is calculated as the lease liability, adjusted for the following: (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and (ii) any initial direct costs incurred. For leases with a noncancellable lease term of 12 months or less for which we are the lessee, we recognize expenses on a straight-line basis and do not recognize such leases on the Consolidated Balance Sheets.
Investments in Unconsolidated Entities
Investments in unconsolidated entities includes equity method investments, cost method investments and in substance real estate investments. Investments in entities that we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the equity interest, inclusive of transaction costs. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership. In other instances, net income or loss may be allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (“HLBV method”). Under the HLBV method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of the underlying investment at book value.
We account for investments in entities in which we do not have the ability to exercise significant influence using the cost method. These investments are carried at cost, less impairment, if any.
We evaluate our investments in unconsolidated entities for impairment and, when present, record impairment charges based on a comparison of the estimated fair value of the investment to its carrying value if the decline in the estimated fair value of such an investment below its carrying value is other-than-temporary. This evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in market conditions or a change in management’s investment strategy. When required, we estimate the fair value of an investment and assess whether any impairment is other-than-temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates.
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
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Unearned revenue	$501,429	$430,836
Other liabilities	447,924	330,594
Accounts payable	297,071	229,313
Taxes payable	266,385	140,701
Other accrued expenses	268,154	213,828
Accrued payroll	346,936	233,925
Accrued interest	175,704	121,168
Derivative liabilities	416,210	13,001
Total	$2,719,813	$1,713,366

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
Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), a REIT may lease “qualified healthcare properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified healthcare property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients. We have made various investments including via joint ventures that are structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.
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
New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis, but retrospective application is permitted. The adoption of this standard is reflected in Note 19.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 15, 2027, with prospective or retrospective application permitted. We are currently evaluating the potential impact of adopting this new standard on our consolidated financial statements and disclosures.
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
Our acquisitions of properties are at times subject to earn out provisions based on the future operating performance of the acquired properties, which could result in incremental payments in the future. Our policy is to recognize such contingent consideration with respect to asset acquisitions when the contingency is resolved and the consideration becomes payable. Contingent consideration with respect to business combinations is included in purchase consideration based on the initial estimated fair value. These amounts are included within the total net real estate assets and total liabilities sections of the tables below.
The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.
The following is a summary of our real property investment activity by segment for the year ended December 31, 2025 presented (in thousands):

	Year Ended December 31, 2025
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$1,569,244	$733,754	$19,337	$2,322,335
Buildings and improvements	8,643,624	5,709,500	1,352	14,354,476
Acquired lease intangibles	883,385	7,084	656	891,125
Construction in progress	309,679	—	—	309,679
Real property held for sale	199,790	48,753	—	248,543
Right of use assets, net	1,012,370	22,697	2,783	1,037,850
Total net real estate assets	12,618,092	6,521,788	24,128	19,164,008
Receivables and other assets	526,344	13,569	59	539,972
Total assets acquired(1)	13,144,436	6,535,357	24,187	19,703,980
Secured debt	(818,285)	—	—	(818,285)
Lease liabilities	(970,399)	—	(1,699)	(972,098)
Accrued expenses and other liabilities	(611,882)	(41,710)	(1,589)	(655,181)
Total liabilities acquired	(2,400,566)	(41,710)	(3,288)	(2,445,564)
Noncontrolling interests(2)	(15,234)	—	—	(15,234)
Non-cash acquisition related activity(3)	(2,179,415)	(1,129,685)	(20,107)	(3,329,207)
Cash disbursed for acquisitions	8,549,221	5,363,962	792	13,913,975
Construction in progress additions	396,408	153	73,587	470,148
Less: Capitalized interest	(29,679)	—	(4,120)	(33,799)
Accruals(4)	(3,042)	1,094	3,330	1,382
Cash disbursed for construction in progress	363,687	1,247	72,797	437,731
Capital improvements to existing properties	936,466	39,356	74,441	1,050,263
Total cash invested in real property, net of cash acquired	$9,849,374	$5,404,565	$148,030	$15,401,969
(1) Excludes $121,193,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Amounts relate to the acquisition of assets previously recognized as investments in unconsolidated entities, the re-issuance of Welltower Inc. treasury shares, the issuance of Welltower Inc. Class A common stock and OP units, acquired assets classified as held for sale and sold contemporaneously with the acquisition and deferred consideration in lieu of cash consideration.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Barchester Healthcare Acquisition
During October 2025, in a series of transactions, we acquired all of the shares of Mint UK Bidco LLC (“Barchester”). The acquired portfolio consists of 111 properties in the U.K. held in a RIDEA structure managed by Barchester Healthcare and

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reported in our Seniors Housing Operating segment, 150 properties subject to a triple-net lease with Barchester Healthcare and reported in our Triple-net segment and 21 properties under development which will also be managed by Barchester Healthcare in a RIDEA structure following development completion.
The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value. We have not yet finalized the valuation of the assets acquired and liabilities assumed as of December 31, 2025. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of tangible and intangible assets and liabilities acquired, finalizing our review of certain net working capital assets acquired and liabilities assumed, as well as finalizing our review of the tax basis of the acquired assets and liabilities assumed in order to estimate the impact of the acquisition on deferred income taxes. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the date of acquisition. Total consideration for the transaction, net of cash acquired, was $6,851,721,000 which includes non-cash consideration of $1,544,747,000 primarily related to OP Units delivered in exchange for the contribution of the shares of the acquired entity. Cash disbursed for assets and liabilities acquired, exclusive of unrestricted and restricted cash, and exclusive of non-cash consideration is included within the cash disbursed for acquisitions, net of cash acquired line within the investing activities section of the Consolidated Statements of Cash Flows.
The following table summarizes our preliminary acquisition date fair value of the net tangible and intangible assets acquired, net of liabilities assumed (in thousands):

As of 10/23/2025
Land and land improvements	$971,099
Buildings and improvements	5,563,258
Acquired lease intangibles	168,914
Construction in progress	263,309
Right of use assets, net	10,488
Total net real estate assets	6,977,068
Receivables and other assets	26,476
Total assets acquired(1)	7,003,544

Accrued expenses and other liabilities	(151,823)
Total liabilities acquired	(151,823)
Total consideration	$6,851,721
(1) Excludes $66,980,000 of unrestricted and restricted cash acquired.
The preliminary purchase consideration allocation resulted in the recording of nominal goodwill which is included within receivables and other assets in the table above.
The operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $179,723,000 of total revenue from such operations. Additionally, during the year ended December 31, 2025, we recognized $68,649,000 of transaction costs related to the transaction.
HC-One Group Acquisition
On October 24, 2025, we acquired all of the shares of HC-One Topco Limited (“HC-One”) via a share purchase agreement. HC-One operates 282 seniors housing properties in the U.K. including owned properties and leasehold interests. All properties continue to be managed by HC-One as of December 31, 2025 and are reported within our Seniors Housing Operating segment.
The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805 which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value. We have not yet finalized the valuation of the assets acquired and liabilities assumed as of December 31, 2025. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of tangible and intangible assets and liabilities acquired, finalizing our review of certain net working capital assets acquired and liabilities assumed, as well as finalizing our review of the tax basis of the acquired assets and liabilities assumed in order to estimate the impact of the acquisition on deferred income taxes. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the date of acquisition. Total consideration for the transaction, net of cash acquired, was $1,646,860,000 which includes $908,605,000 related to the settlement of existing contractual arrangements between us and HC-One, which was primarily attributable to the settlement of our existing real estate loan receivable of $882,326,000 as well as the settlement of equity warrants and an equity interest previously held by us which resulted in reduced cash consideration. Cash disbursed for assets and liabilities acquired, exclusive of unrestricted and restricted cash, and exclusive of non-cash settlement of existing contractual arrangements is included within the cash disbursed for acquisitions, net of cash acquired line within the investing activities section of the Consolidated Statements of Cash Flows.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our preliminary acquisition date fair value of the net tangible and intangible assets acquired, net of liabilities assumed (in thousands):

As of 10/24/2025
Land and land improvements	$327,334
Buildings and improvements	990,137
Acquired lease intangibles	285,169
Right of use assets, net	969,854
Total net real estate assets	2,572,494
Receivables and other assets	383,505
Total assets acquired	2,955,999

Secured debt	(156,110)
Lease liabilities	(940,999)
Accrued expenses and other liabilities	(212,030)
Total liabilities acquired	(1,309,139)
Total consideration	$1,646,860
The preliminary purchase consideration allocation resulted in $139,372,000 in goodwill which is included within receivables and other assets in the table above. The factors contributing to the recognition of goodwill are based on several strategic benefits of the acquisition including the expanded presence in the U.K. market. All of the goodwill recorded may be considered deductible goodwill for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income inclusion associated with the foreign TRS acquired.
The operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $220,336,000 of total revenue from such operations. Additionally, for the year ended December 31, 2025, we recognized $9,614,000 of transaction costs related to the transaction.
Triple-net Asset Acquisitions
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the year ended December 31, 2024 presented (in thousands):

	Year Ended December 31, 2024
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$388,090	$84,777	$10,160	$483,027
Buildings and improvements	2,718,141	710,361	34,501	3,463,003
Acquired lease intangibles	407,112	33,110	2,193	442,415
Construction in progress	115,294	—	—	115,294
Real property held for sale	8,392	297,000	—	305,392
Right of use assets, net	905,723	1,244	—	906,967
Total net real estate assets	4,542,752	1,126,492	46,854	5,716,098
Receivables and other assets	152,495	1,118	112	153,725
Total assets acquired(1)	4,695,247	1,127,610	46,966	5,869,823
Secured debt	(395,086)	(465,820)	—	(860,906)
Lease liabilities	(930,088)	—	—	(930,088)
Accrued expenses and other liabilities	(219,497)	(22,722)	(182)	(242,401)
Total liabilities acquired	(1,544,671)	(488,542)	(182)	(2,033,395)
Noncontrolling interests(2)	(26,514)	—	—	(26,514)
Non-cash acquisition related activity(3)	(92,933)	(191,532)	—	(284,465)
Cash disbursed for acquisitions	3,031,129	447,536	46,784	3,525,449
Construction in progress additions	565,778	28	321,041	886,847
Less: Capitalized interest	(47,242)	—	(10,873)	(58,115)
Accruals (4)	(205)	264	(891)	(832)
Cash disbursed for construction in progress	518,331	292	309,277	827,900
Capital improvements to existing properties	725,271	32,833	99,442	857,546
Total cash invested in real property, net of cash acquired	$4,274,731	$480,661	$455,503	$5,210,895
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
Care UK Acquisition
On October 1, 2024, we acquired all of the shares of Care UK Holdings Limited, Care UK Midco Limited and Care UK Community Partnerships Limited (collectively, “Care UK”). Care UK operates 136 seniors housing properties including owned properties, leasehold interests and development properties. Total consideration for the transaction, net of cash acquired, was $842,567,000, of which $20,229,000 was paid in 2025. Cash disbursed for assets and liabilities acquired, exclusive of unrestricted and restricted cash, is included within the cash disbursed for acquisitions, net of cash acquired line within the investing activities section of the Consolidated Statements of Cash Flows.
All properties will continue to be managed by Care UK and are reported within our Seniors Housing Operating segment from the date of acquisition. We recognized $809,183,000 and $188,308,000 of total revenue from such operations during the years ended December 31, 2025 and 2024, respectively. Additionally, we recognized $1,101,000 and $17,684,000 of transaction costs related to the transaction for the years ended December 31, 2025 and 2024, respectively.
The transaction was accounted for as a business combination using the acquisition method of accounting and recognized assets acquired and liabilities assumed at their fair values as of the acquisition date. We continued to obtain information to complete our valuation of certain assets and liabilities during the twelve months subsequent to the close of the transaction and recorded measurement period adjustments to the purchase price allocation. We finalized the valuation of the assets acquired and liabilities assumed as of September 30, 2025. We recorded measurement period adjustments of $49,796,000, which were primarily related to our ongoing review of the tangible and intangible assets and liabilities acquired and their related tax basis, and resulted in an increase to net deferred tax liabilities and a corresponding increase to goodwill. The adjustment to deferred

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax liabilities was applied retrospectively to the acquisition date and resulted in nominal incremental income tax benefit for the year ended December 31, 2025.

The following table summarizes our finalized acquisition date fair value of the net tangible and intangible assets acquired, net of liabilities assumed (in thousands):

As of 10/1/2024
Land and land improvements	$72,392
Buildings and improvements	491,592
Acquired lease intangibles	277,302
Construction in progress	66,011
Real property held for sale	8,392
Right of use assets, net	893,893
Total net real estate assets	1,809,582
Receivables and other assets	185,175
Total assets acquired(1)	1,994,757

Lease liabilities	(918,258)
Accrued expenses and other liabilities	(233,932)
Total liabilities acquired	(1,152,190)
Total consideration	$842,567
(1) Excludes $134,745,000 of unrestricted and restricted cash acquired.
The purchase consideration allocation resulted in $136,988,000 in goodwill which is recorded within receivables and other assets in the table above. The factors contributing to the recognition of goodwill are based on several strategic benefits of the acquisition including the expanded presence in the U.K. market.
Significant Joint Venture Transaction
On September 30, 2024, the Company, which held a 25% minority interest in an existing equity method joint venture that owned 39 properties subject to triple-net leases with two tenants, acquired the remaining beneficial interest for $205,029,000 in cash, net of cash and restricted cash acquired. The properties were encumbered with secured debt with an aggregate principal balance of $532,575,000. We evaluated the acquisition and determined that the entity meets the criteria of a variable interest entity (“VIE”) and that we are its primary beneficiary; therefore, upon consolidation we recognized a gain of $182,642,000 in gains (losses) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income in 2024. The fair value of the assets acquired and liabilities assumed is included in the Triple-net segment in the table above.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the year ended December 31, 2023 presented (in thousands):

	Year Ended December 31, 2023
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$251,507	$127,523	$79,506	$458,536
Buildings and improvements	2,006,021	969,481	343,252	3,318,754
Acquired lease intangibles	208,239	—	50,373	258,612
Construction in progress	165,934	—	—	165,934
Right of use assets, net	24,212	—	927	25,139
Total net real estate assets	2,655,913	1,097,004	474,058	4,226,975
Receivables and other assets	21,999	—	1,632	23,631
Total assets acquired(1)	2,677,912	1,097,004	475,690	4,250,606
Secured debt	(372,482)	—	(40,953)	(413,435)
Lease liabilities	(24,212)	—	(953)	(25,165)
Accrued expenses and other liabilities	(26,666)	—	(11,528)	(38,194)
Total liabilities acquired	(423,360)	—	(53,434)	(476,794)
Noncontrolling interests(2)	(32,692)	—	(925)	(33,617)
Non-cash acquisition related activity (3)	(181,929)	—	—	(181,929)
Cash disbursed for acquisitions	2,039,931	1,097,004	421,331	3,558,266
Construction in progress additions	646,466	25,646	422,103	1,094,215
Less: Capitalized interest	(39,799)	(2,416)	(8,484)	(50,699)
Accruals(4)	(4,735)	(1,358)	(22,488)	(28,581)
Cash disbursed for construction in progress	601,932	21,872	391,131	1,014,935
Capital improvements to existing properties	399,130	33,592	84,960	517,682
Total cash invested in real property, net of cash acquired	$3,040,993	$1,152,468	$897,422	$5,090,883
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
Significant Joint Venture Transaction
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
Pro Forma Financial Information
The following pro forma financial information presents consolidated financial information as if the Care UK acquisition occurred on January 1, 2023 and the Barchester and HC-One transactions occurred on January 1, 2024. In the opinion of management, all significant necessary adjustments to reflect the effect of the transaction have been made. The following unaudited pro forma information is not indicative of future operations (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Pro forma revenues	$12,433,281	$10,356,628
Pro forma net income attributable to common stockholders	$969,207	$646,663

Per share data (diluted)
Net income attributable to common stockholders (as reported)	$1.39	$1.57
Net income attributable to common stockholders (pro forma)	$1.38	$1.55
Pro forma net income attributable to common stockholders and net income attributable to common stockholders per diluted share are impacted by the acquired lease intangibles noted above that have a weighted average amortization period of two years.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Activity Subsequent to December 31, 2025
In March 2025, we announced a definitive agreement to acquire a portfolio of 38 seniors housing communities and nine development parcels for aggregate consideration of C$4.6 billion. The portfolio will be operated by Amica Senior Lifestyles and is expected to close in early 2026, subject to customary closing conditions and regulatory approvals.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Development projects:
Seniors Housing Operating	$937,300	$778,834	$463,644
Triple-net	—	—	141,142
Outpatient Medical	336,742	228,515	190,770
Total development projects	1,274,042	1,007,349	795,556
Expansion projects	—	20,229	71,250
Total construction in progress conversions	$1,274,042	$1,027,578	$866,806

4. Intangible Assets and Goodwill
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2025	December 31, 2024
Assets:
Gross acquired lease intangibles	$2,845,686	$2,548,766
Accumulated amortization	(1,936,939)	(1,882,822)
Net book value	$908,747	$665,944

Weighted average amortization period in years	5.1	5.1

Liabilities:
Below market tenant leases	$25,546	$70,364
Accumulated amortization	(18,825)	(52,397)
Net book value	$6,721	$17,967

Weighted average amortization period in years	11.6	8.5
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Rental income (expense) related to (above)/below market tenant leases, net	$19	$(463)	$384
Amortization related to in-place lease intangibles and lease commissions	(447,380)	(286,666)	(226,663)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2026	$486,736	$840
2027	235,437	706
2028	54,372	635
2029	18,712	625
2030	8,295	606
Thereafter	105,195	3,309
Totals	$908,747	$6,721

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The change in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Seniors Housing Operating	Outpatient Medical	Total
Balance at December 31, 2023	$—	$68,321	$68,321

Goodwill acquired	$87,192	$—	$87,192
Impact of foreign currency translation	(6,288)	—	(6,288)
Balance at December 31, 2024	$80,904	$68,321	$149,225

Goodwill acquired	$139,372	$—	$139,372
Acquisition measurement period adjustments	49,796	—	49,796
Impact of foreign currency translation	7,923	—	7,923
Balance at December 31, 2025	$277,995	$68,321	$346,316
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, relationship or geography). At December 31, 2025, 13 Seniors Housing Operating properties, three Triple-net properties and 81 Outpatient Medical properties, with an aggregate net real estate balance of $1,450,137,000, were classified as held for sale. In addition to the real estate owned, right of use assets, net of $79,810,000, lease liabilities of $88,595,000 and other liabilities of $57,934,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to these held for sale properties are approximately $2,267,388,000.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income from continuing operations before income taxes and other items from properties sold or classified as held for sale of $204,234,000 for the year ended December 31, 2025, and $228,959,000 and $334,209,000 for the years ended December 31, 2024 and 2023, respectively.
During the year ended December 31, 2025, we recorded impairment charges of $121,283,000 related to ten Seniors Housing Operating properties, eight Triple-net properties and four Outpatient Medical properties. During the year ended December 31, 2024, we recorded $92,793,000 of impairment charges related to 18 Seniors Housing Operating properties, three Triple-net properties and one Outpatient Medical property. During the year ended December 31, 2023, we recorded $36,097,000 of impairment charges related to seven Seniors Housing Operating property and three Triple-net properties.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Real estate dispositions:(1)
Seniors Housing Operating	$499,509	$390,226	$385,128
Triple-net(2)	696,018	355,580	6,391
Outpatient Medical	3,904,036	42,761	—
Total dispositions	5,099,563	788,567	391,519
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net(3)	1,336,867	176,376	67,898
Net other assets (liabilities) disposed	203,767	(194,092)	(846)
Non-cash consideration (4)	(981,927)	(434,326)	(361,830)
Cash proceeds from real estate dispositions	$5,658,270	$336,525	$96,741
(1) Dispositions occurring in the year ended December 31, 2025 include the disposition of unconsolidated equity method investments related to our Chartwell joint ventures. Dispositions occurring in the year ended December 31, 2024 include the disposition of unconsolidated equity method investments that owned six Seniors Housing Operating properties and one Outpatient Medical property. Dispositions occurring in the year ended December 31, 2023 include the disposition of unconsolidated equity method investments related to Revera. See discussion below for further information.
(2) For the year ended December 31, 2025, excludes $342,201,000 of net real property derecognized related to 30 properties upon the reclassification from operating to sales-type leases and includes $465,198,000 of net real property derecognized related to 40 properties upon reclassification from operating to sales-type leases for which the underlying properties were sold and the sales-type lease terminated during the year. For the year ended December 31, 2024, excludes $79,695,000 of net real property derecognized related to four properties upon the reclassification of one lease from operating to sales-type and includes $297,000,000 of net real property derecognized in the third quarter related to 11 properties upon reclassification of one lease from operating to sales-type for which the underlying properties were sold and the sales-type lease terminated in the fourth quarter. (see Note 6 for additional details).

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) For the year ended December 31, 2025, excludes the $112,176,000 gain recognized as a result of the reclassification of leases from operating to sales-type for 30 properties and includes the $311,210,000 gain recognized as a result of the reclassification of leases from operating to sales-type for 40 properties for which the underlying properties were sold during the year ended December 31, 2025. For the year ended December 31, 2024, excludes the $182,642,000 gain recognized in conjunction with the joint venture consolidation (see Note 3 for additional details) and the $92,593,000 gain recognized as a result of the reclassification of one leases from operating to sales-type.
(4) Non-cash consideration for the year ended December 31, 2025 includes the fair value of the equity method investment attributed to the 16 sold Chartwell properties, the deferred consideration in lieu of cash consideration for the acquired assets classified as held for sale and sold contemporaneously with the related acquisition and the retained preferred interest related to the Outpatient Medical portfolio disposition.
Outpatient Medical Portfolio Disposition
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated outpatient medical properties for approximately $7.2 billion. Net proceeds are expected to total approximately $6.0 billion following the reinvestment of a portion of the gross proceeds into a mandatorily redeemable preferred interest investment recorded as a real estate loan receivable at fair value, accompanied by a profits interest. The disposition will occur in tranches expected to close through mid-2026 and some properties are subject to right of first refusals held by joint venture partners or ground lessors which could result in separate sale transactions without the mandatorily redeemable preferred equity investment or accompanying profits interest. The properties met the criteria to be classified as held for sale as of September 30, 2025 and we expect to recognize a gain on the sale of the total portfolio. We assessed this transaction and concluded that the disposal of outpatient medical properties does not constitute a strategic shift that has a major effect on our operations and financial results.
As of December 31, 2025 we have disposed of 241 properties related to the definitive agreement with an aggregate gain on real estate dispositions of $881,413,000. Total sales price related to the sale of these properties were $5,224,900,000, which included non-cash consideration of $663,814,000 representing the initial fair value of the mandatorily redeemable preferred interest investment retained.
Strategic Dissolution of Chartwell Joint Ventures
During the year ended December 31, 2025, we substantially dissolved our existing relationship with Chartwell in Canada in a transaction covering 39 previously unconsolidated Seniors Housing Operating properties. The transaction included the acquisition of Chartwell’s interest in 23 properties and the sale of our interest in 16 properties to Chartwell.
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
In conjunction with the transaction, operations for the 23 now wholly-owned properties, along with operations for two other existing wholly-owned properties, transitioned to Cogir Management Corporation (“Cogir”).
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
Total proceeds related to the four properties disposed were $222,521,000, which included non-cash consideration from Revera of $241,728,000, comprised of the fair value of interests received by us of $198,837,000 and an allocation of Revera’s noncontrolling interests of $42,891,000, partially offset by $9,049,000 of transaction-related expenses as well as the $10,158,000 of cash paid to equalize the value exchanged between the parties. We disposed of net real property owned of $224,208,000, resulting in a loss of $1,687,000 recognized within gain (loss) on real estate dispositions and acquisitions of controlling interests, net within our Consolidated Statements of Comprehensive Income. Consideration transferred to acquire the additional interests in the 29 properties was comprised of the fair value of interests transferred by us of $198,837,000 and $5,776,000 of cash paid for transaction-related expenses. We derecognized $180,497,000 of noncontrolling interests and $22,270,000 of liabilities previously due to Revera with an adjustment of $1,846,000 recognized in capital in excess of par value.
We closed the portion of the transactions predominantly related to the U.S. portfolio during 2023 through (i) the acquisition of the remaining interests in ten properties currently under development or recently developed by Sunrise Senior Living (“Sunrise”) that were previously held within an equity method joint venture owned 34% by us and 66% by Revera, (ii) the

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
disposition of our minority interests in 12 U.S. properties and one Canadian development project and (iii) the disposition of our 34% interest in Sunrise Senior Living Management, Inc. (“Sunrise ManCo”). We recorded net real estate investments of $479,525,000 related to the ten acquired and now consolidated properties, which was comprised of $31,456,000 of cash consideration and $448,069,000 of non-cash consideration. Non-cash consideration primarily includes $270,486,000 of assumed mortgage debt secured by the acquired properties, which was subsequently repaid in full by us immediately following the transaction, $47,734,000 of carryover investment from our prior 34% equity method ownership interest and $119,258,000 of fair value interests in the 13 properties transferred by us to Revera. We also derecognized $56,905,000 of equity method investments related to the 13 properties retained by Revera and recorded a gain on real estate dispositions of $62,075,000. In conjunction with this transaction, operations for two of the now wholly-owned properties, along with operations for 26 existing wholly-owned properties, transitioned to Oakmont Management Group (“Oakmont”). We recognized an impairment charge of $28,708,000 in income (loss) from unconsolidated entities on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2023, calculated as the excess of the carrying value of our investment in Sunrise ManCo compared to the sales proceeds.
In April 2024, we closed the Canadian portfolio portion of the transaction through the acquisition of the remaining ownership interest in 71 properties previously held in consolidated joint venture structures in which we owned 75% of the interests, in exchange for the disposition to Revera of our interests in 14 properties. In addition, we received $60,614,000 of cash relating to the net settlement of loans previously made to Revera to fund its share of the pay-off of third-party secured debt of the joint ventures. Operations for the 71 retained properties previously transitioned to Cogir (53), Levante Living (12) and Optima Living (6) during 2023.
Total net proceeds related to the 14 properties disposed were $430,898,000, which included non-cash consideration from Revera of $434,326,000, comprised primarily of the net fair value of interests received by us in the amount of $219,940,000, debt which we were relieved of in the amount of $164,640,000 and an allocation of Revera’s noncontrolling interests in the disposed properties of $53,174,000. We disposed of net real property owned of $293,257,000 and paid $3,428,000 of cash transaction-related expenses for the sale of the 14 properties, resulting in a gain of $137,641,000 recognized within gain (loss) on real estate dispositions and acquisitions of controlling interests, net within our Consolidated Statements of Comprehensive Income. Consideration transferred to acquire the additional interests in the 71 properties was primarily comprised of the $219,940,000 of fair value of interests transferred by us, a cash payment of $51,986,000 to equalize the value exchanged between the parties and $17,258,000 of cash paid for transaction-related expenses. We derecognized $246,564,000 of Revera’s noncontrolling interests in the acquired properties with an adjustment of $42,619,000 recognized in capital in excess of par value.
The non-cash investing activity with respect to the sale of the properties to Revera and non-cash financing activity with respect to the acquisition of Revera’s interests have been excluded from our Consolidated Statements of Cash Flows.
Genesis HealthCare
As part of the substantial exit of the Genesis HealthCare (“Genesis”) operating relationship, which we disclosed on March 2, 2021, we transitioned the sublease of a portfolio of seven facilities from Genesis to Complete Care Management in the second quarter of 2021. As part of the March 2021 transaction, we entered into a forward sale agreement for the seven properties valued at $182,618,000, which was expected to close when the Welltower-held purchase option became exercisable. As of March 31, 2023, the right of use assets related to the properties were $115,359,000 and were reflected as held for sale with the corresponding lease liabilities of $66,530,000 on our Consolidated Balance Sheet.
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
The components of lease expense were as follows for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended December 31,
	Classification	2025	2024	2023
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$104,006	$42,110	$21,970
Non-real estate investment lease expense	General and administrative expenses	6,255	5,190	7,243
Financing lease cost:
Amortization of leased assets	Property operating expenses	8,596	5,852	5,854
Interest on lease liabilities	Interest expense	10,583	4,332	4,050
Sublease income	Rental income	—	—	(3,933)
Total		$129,440	$57,484	$35,184
(1) Includes short-term leases, which are immaterial.
Maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

	Operating Leases	Financing Leases
2026	$116,886	$29,740
2027	117,630	29,494
2028	117,061	27,951
2029	116,662	28,424
2030	117,309	28,979
Thereafter	2,516,907	1,289,541
Total lease payments	3,102,455	1,434,129
Less: Imputed interest	(1,459,606)	(893,985)
Total present value of lease liabilities	$1,642,849	$540,144

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases in which we are the lessee is as follows for the periods presented (in thousands, except lease terms and discount rate):

	Classification	December 31, 2025	December 31, 2024
Right of use assets:
Operating leases - real estate	Right of use assets, net	$1,537,490	$1,094,549
Financing leases - real estate	Right of use assets, net	620,555	106,582
Real estate right of use assets, net		2,158,045	1,201,131
Operating leases - non-real estate investments	Receivables and other assets	25,073	7,605
Total right of use assets, net		$2,183,118	$1,208,736

Lease liabilities:
Operating leases		$1,642,849	$1,150,062
Financing leases		540,144	108,037
Total lease liabilities		$2,182,993	$1,258,099

Weighted average remaining lease term (years):
Operating leases		24.3	28.1
Financing leases		40.3	51.2

Weighted average discount rate:
Operating leases		4.8%	5.0%
Financing leases		5.9%	6.0%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Classification	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$32,238	$13,108	$(590)
Operating cash flows from operating leases	Increase (decrease) in accrued expenses and other liabilities	(26,175)	(10,570)	(2,037)
Operating cash flows from financing leases	Decrease (increase) in receivables and other assets	5,163	885	3,061
Financing cash flows from financing leases	Other financing activities	182	1,211	(2,704)
Lessor
Operating Leases
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the years ended December 31, 2025, 2024 and 2023, we wrote-off previously recognized straight-line rent receivable and unamortized lease incentive balances of $604,000, $139,652,000 and $16,642,000, respectively, through reductions of rental income, which related to leases for which the collection of substantially all contractual lease payments was no longer probable due primarily to agreements reached to convert Triple-net leased properties to Seniors Housing Operating RIDEA structures.
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842 typically include some form of operating expense reimbursement by the tenant. Rental income related to operating leases and the corresponding variable lease payments, which primarily represent the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes, for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed income from operating leases	$1,762,657	$1,351,865	$1,344,096
Variable lease income	205,278	218,413	211,977
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606. Within that reportable segment, we also

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognize revenue from residential wellness housing leases in accordance with ASC 842. The amount of revenue related to these leases was $810,029,000, $587,224,000 and $466,162,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table sets forth the future minimum lease payments receivable for operating leases in effect at December 31, 2025 (excluding properties in our Seniors Housing Operating portfolio and excluding any operating expense reimbursements) (in thousands):

Operating Leases
2026	$1,532,068
2027	1,553,284
2028	1,578,835
2029	1,594,416
2030	1,612,594
Thereafter	19,599,874
Total	$27,471,071
Sales-Type Leases
During the fourth quarter of 2025, 66 properties previously leased to Integra Healthcare Properties (“Integra”) under a long term master lease were reclassified from operating to sales-type leases due to the exercise, or expected exercise, by the respective subtenants of purchase options related to these properties and resulting reassessment of lease classification in accordance with ASC 842. In conjunction with this reclassification, a gain of $423,388,000 was recognized in gain (loss) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. In addition, during the fourth quarter of 2025, we completed the sale of 36 of the properties for net proceeds of $759,346,000, which was recognized in proceeds from sales of real property in the Consolidated Statements of Cash Flows. We expect to sell the remaining 30 properties which are recorded in investment in sales-type leases, net in the Consolidated Balance Sheets during 2026.
On September 30, 2024, we reached agreements with a tenant to sell 15 properties, which were included in two master leases previously classified as operating leases. As a result of the agreement to sell the properties, the two leases were classified as sales-type leases and a gain of $92,593,000 was recognized in gain (loss) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. During the three months ended December 31, 2024, we sold 11 of the 15 properties for net proceeds of $101,614,000, which was recognized in proceeds from sales of real property in the Consolidated Statements of Cash Flows. During the year ended December 31, 2025, we sold the remaining four properties and recognized net proceeds of $174,824,000 on the sale, which was included in proceeds from sales of real property in the Consolidated Statements of Cash Flows.
We recognized $2,111,000 and $8,167,000 of interest income related to investments in sales-type leases during the years ended December 31, 2025 and December 31, 2024, respectively. We did not record any interest income from sales-type leases during the year ended December 31, 2023. Estimated future receipts related to properties subject to leases classified as sales-type leases as of December 31, 2025, which represent the estimated purchase price plus remaining rents, totaled $499,018,000.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. The following is a summary of our loans receivable (in thousands):

	Year Ended December 31,
	2025	2024
Mortgage loans	$1,021,355	$1,540,437
Other real estate loans	827,742	290,438
Allowance for credit losses on real estate loans receivable	(17,887)	(25,831)
Real estate loans receivable, net of credit allowance	1,831,210	1,805,044
Non-real estate loans	258,205	230,508
Allowance for credit losses on non-real estate loans receivable	(7,150)	(7,966)
Non-real estate loans receivable, net of credit allowance	251,055	222,542
Total loans receivable, net of credit allowance	$2,082,265	$2,027,586

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued interest receivable was $23,497,000 and $32,205,000 as of December 31, 2025 and December 31, 2024, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets.
The following is a summary of our loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Advances on loans receivable	$691,334	$623,501	$490,736
Less: Receipts on loans receivable	222,348	294,409	90,215
Net cash advances (receipts) on loans receivable	$468,986	$329,092	$400,521
During the year ended December 31, 2024, we provided a first mortgage loan in the amount of $456,199,000, collateralized by a portfolio of seniors housing communities. The loan bears interest at 10% per annum.
In conjunction with the Outpatient Medical Portfolio Disposition discussed in Note 5, we retained a mandatorily redeemable preferred equity investment of $663,814,000, which is classified as a real estate loan in accordance with ASC 310, Receivables. The real estate loan was recorded at its initial fair value which is inclusive of a discount of $232,962,000 resulting from a below-market return. Furthermore, the real estate loan is excluded from the loan activity table above and from our Consolidated Statement of Cash Flows given the transaction represented a non-cash activity.
The following is a summary of our loans by credit loss category (in thousands):

	December 31, 2025
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans (1)	2007 - 2019	$125,046	$(8,204)	$116,842	5
Collective loan pool	2010 - 2020	39,583	(336)	39,247	11
Collective loan pool	2021	64,515	(548)	63,967	6
Collective loan pool	2022	100,574	(854)	99,720	13
Collective loan pool	2023	305,135	(2,590)	302,545	8
Collective loan pool	2024	516,626	(4,386)	512,240	10
Collective loan pool	2025	955,823	(8,119)	947,704	14
Total loans		$2,107,302	$(25,037)	$2,082,265	67
(1) Interest recognized on loans classified as deteriorated loans as of the end of the respective reporting period was $14,124,000 for the year ended December 31, 2025. No such amounts were recognized during the years ended December 31, 2024 and 2023.
During the year ended December 31, 2024, we sold the entirety of the Genesis unsecured notes receivable for cash proceeds of $24,246,000. In addition, we sold a portion of the secured notes receivable from Genesis for cash proceeds of $74,134,000. The cash proceeds from these sales are included in receipts on loans receivable in the summary of loan activity table above. Both the unsecured and the secured notes with Genesis are non-real estate loans receivable. Additionally, during 2024 the secured notes were modified to extend the maturity date to June 30, 2026 and to convert to cash-pay interest beginning January 1, 2025.
During the year ended December 31, 2025, we reclassified the entirety of the secured notes receivable from Genesis, with a carrying value of $108,047,000, to the deteriorated loan category following Genesis’s initiation of Chapter 11 bankruptcy proceedings. The notes receivable were evaluated on an individual basis to determine the appropriateness of the allowance for credit losses, which included an estimate of collectability, collateral valuation and the anticipated recovery through the bankruptcy process.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the activity within the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$33,797	$194,463	$164,249
Provision for loan losses, net(1)	(9,416)	10,125	8,797
Purchased deteriorated loan	—	—	19,077
Reserve for unrecognized interest added to principal	—	—	2,066
Loan write-offs	(71)	(170,483)	—
Effect of foreign currency translation	727	(308)	274
Balance at end of year	$25,037	$33,797	$194,463

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

	Percentage Ownership(1)	December 31, 2025	December 31, 2024
Seniors Housing Operating	8% to 95%	$1,466,832	$1,412,708
Triple-net	10% to 25%	19,055	35,066
Outpatient Medical	15% to 50%	221,808	249,889
Non-segment/Corporate	32% to 88%	101,895	71,109
Total		$1,809,590	$1,768,772
(1) As of December 31, 2025 and includes ownership of investments classified as liabilities and excludes ownership of in-substance real estate and cost method investments.
During the year ended December 31, 2023 we recognized $35,293,000 of impairment losses related to investments in unconsolidated entities in our Consolidated Statements of Comprehensive Income as income (loss) from unconsolidated entities. No such impairment losses were recognized during the years ended December 31, 2025 or 2024.
We own interests in certain entities that provide comprehensive property management services with respect to certain of our Seniors Housing Operating properties. We pay management fees to these entities based on management agreements, plus if applicable, positive or negative adjustments based on specified performance targets. For the years ended December 31, 2025, 2024 and 2023, we recognized fees of $87,639,000, $65,445,000 and $61,720,000, respectively, that are reflected within property operating expenses within our Consolidated Statements of Comprehensive Income.
At December 31, 2025, the aggregate unamortized basis difference of our joint venture investments of $182,619,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income (loss) from unconsolidated entities.
We have made loans related to 22 properties as of December 31, 2025 for the development and construction of certain properties that have a carrying value of $897,724,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810. VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $56,940,000 related to these investments.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2025, we announced the formation of a private funds management business in conjunction with the launch of Seniors Housing Fund I LP (the “Fund”). The Fund was formed with the intent to invest in U.S. seniors housing properties that are either stable or with a near-term path to stabilization. Welltower serves as the general partner and asset manager and has a limited partner interest in the Fund, which is unconsolidated due to certain rights held by third-party limited partners. As of December 31, 2025, our unconsolidated investment balance in the Fund was $185,482,000.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the year ended December 31, 2025, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Cogir Management Corporation	174	$329,715	8%
Care UK	274	221,605	5%
Sunrise Senior Living	80	216,463	5%
Integra Healthcare Properties	79	189,640	4%
Oakmont Management Group	71	179,435	4%
Remaining portfolio	2,048	3,213,095	74%
Totals	2,726	$4,349,953	100%
(1) Cogir, Care UK, Sunrise and Oakmont are in our Seniors Housing Operating segment. Integra is in our Triple-net segment.
(2) NOI with our top five relationships comprised 27% of total NOI for the year ending December 31, 2024.
(3) For the year ended December 31, 2025, we recognized $1,169,712,000 of revenue from properties managed by Care UK.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At December 31, 2025, we had a primary unsecured credit facility with a consortium of 29 banks that included a $5,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at December 31, 2025) and a $3,000,000,000 tranche that matures on July 24, 2028 (none outstanding at December 31, 2025). The term credit facilities mature on July 19, 2026. The $3,000,000,000 tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the $5,000,000,000 unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2025). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate (“SOFR”) interest rate. Based on our current credit ratings and annual sustainability results, the loans under the unsecured revolving credit facility currently bear interest at 0.705% over the adjusted SOFR rate at December 31, 2025. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. This fee depends on our debt ratings and annual sustainability results and was 0.120% at December 31, 2025.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2,000,000,000 (none outstanding at December 31, 2025).
Borrowings and offsetting repayments under the unsecured credit facility and commercial paper program that occur within the same period are shown net on the Consolidated Statements of Cash Flows. The following information relates to aggregate borrowings for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance outstanding at year end	$—	$—	$—
Maximum amount outstanding at any month end	$1,890,000	$—	$205,000
Average amount outstanding (total of daily principal balances divided by days in period)	$205,125	$—	$16,233
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	4.38%	—%	5.05%

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At December 31, 2025, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Other Financial Obligations (4)	Totals
2026(5)	$2,703,561	$246,296	$1,626	$2,951,483
2027(6,7)	1,901,060	355,635	1,660	2,258,355
2028(8)	2,539,475	191,638	1,754	2,732,867
2029	2,159,899	420,896	1,853	2,582,648
2030	1,750,000	158,629	1,958	1,910,587
Thereafter(9)	5,472,250	1,199,986	251,176	6,923,412
Total principal balance	16,526,245	2,573,080	260,027	19,359,352
Unamortized discounts and premiums, net	(23,376)	—	—	(23,376)
Unamortized debt issuance costs, net	(74,807)	(13,671)	—	(88,478)
Fair value adjustments and other, net	(44,540)	(124,339)	118,683	(50,196)
Total carrying value of debt	$16,383,522	$2,435,070	$378,710	$19,197,302
(1) Annual interest rates range from 2.05% to 6.50% The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.95%, 3.81% and 4.05%. as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
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
(3) Represents secured debt instruments with annual interest rates ranging from 1.51% to 5.68%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.06%, 4.17% and 4.76% as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Gross real property value of the properties securing the debt totaled $6,177,281,000 at December 31, 2025.
(4) Other financial obligations represent liabilities related to failed sale leasebacks acquired, which include an aggregate effective interest rate of 5.32%.
(5) Includes $2,747,615,000 of Canadian-denominated unsecured term loans (approximately $2,003,561,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2025). The terms loans mature on October 9, 2026, and bear interest at adjusted Canadian Overnight Repo Rate Average plus 0.30% (2.57% at December 31, 2025).
(6) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $182,300,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2025). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.78% (4.63% at December 31, 2025) and adjusted Canadian Overnight Repo Rate Average plus 0.78% (3.36% at December 31, 2025), respectively.
(7) Includes $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $218,760,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2025).
(8) Includes £550,000,000 of 4.80% senior unsecured notes due 2028 (approximately $739,475,000 based on the Pounds Sterling/U.S. Dollar exchange rate on December 31, 2025).
(9) Includes £500,000,000 of 4.50% senior unsecured notes due 2034 (approximately $672,250,000 based on the Pounds Sterling/U.S. Dollar exchange rate on December 31, 2025).
The following is a summary of our senior unsecured notes principal activity during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$13,326,465	$13,699,619	$12,584,529
Debt issued	4,384,511	1,035,000	1,035,000
Debt extinguished	(1,344,645)	(1,350,000)	—
Effect of foreign currency translation	159,914	(58,154)	80,090
Ending balance	$16,526,245	$13,326,465	$13,699,619
Welltower, the parent entity that consolidates Welltower OP and all other subsidiaries, fully and unconditionally guarantees to each holder of all series of senior unsecured notes issued by Welltower OP that the principal of and premium, if any, and interest on the notes will be promptly paid in full when due, whether at the applicable maturity date, by acceleration or redemption or otherwise, and interest on the overdue principal of and interest on the notes, if any, if lawful, and all other obligations of Welltower OP to the holders of the notes will be promptly paid in full or performed. Welltower’s guarantees of such notes are its senior unsecured obligation and rank equally with all of Welltower’s other future unsecured senior indebtedness and guarantees from time to time outstanding. Welltower’s guarantees of such notes are effectively subordinated to all liabilities of its subsidiaries and to its secured indebtedness to the extent of the assets securing such indebtedness. Because Welltower conducts substantially all of its business through its subsidiaries, Welltower’s ability to make required payments with respect to the guarantees depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries, whether by dividends, loans, distributions or other payments.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.750% exchangeable senior unsecured notes maturing May 15, 2028 (the “2028 Exchangeable Notes”) unless earlier exchanged, purchased or redeemed. In July 2024, Welltower OP issued $1,035,000,000 aggregate principal amount of 3.125% exchangeable senior unsecured notes maturing July 15, 2029 (the “2029 Exchangeable Notes”) unless earlier exchanged, purchased or redeemed. These notes are referred to collectively as the “Exchangeable Notes.“
The following is a summary of the outstanding exchangeable features:

	Number of shares of Welltower Inc. Common Stock into which $1,000 of Principal is Exchangeable(1)	Approximate Equivalent Exchange Price per Share(1)	Exchangeable Date

2028 Exchangeable Notes	10.5147	$95.10	November 15, 2027
2029 Exchangeable Notes	7.8239	$127.81	January 15, 2029
(1) The exchange rate is subject to adjustment upon the occurrence of specified events, including in the event of the payment of a quarterly dividend in excess of a specified amount, but will not be adjusted for any accrued and unpaid interest. The amounts presented reflect the impact of the exchange rate adjustments resulting from the actual dividend rates paid.
Prior to the close of business on the business day immediately preceding the respective exchangeable dates noted in the table above, the Exchangeable Notes are exchangeable at the option of the holders only upon certain circumstances and during certain periods. On or after the respective exchangeable dates noted in the table above, the Exchangeable Notes will be exchangeable at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. Welltower OP will settle exchanges of the Exchangeable Notes by delivering cash up to the principal amount of the Exchangeable Notes exchanged and, in respect of the remainder of the exchanged value, if any, in excess thereof, cash or shares of Welltower’s common stock, or a combination thereof, at the election of Welltower OP.
The Exchangeable Notes were exchangeable as of December 31, 2025. There were not any Exchangeable Notes presented for exchange during the years ended December 31, 2025 and 2024.
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
The following is a summary of the components of the outstanding Exchangeable Notes as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes	2029 Exchangeable Notes
Principal	$1,035,000	$1,035,000	$1,035,000	$1,035,000
Less: unamortized debt issuance costs	10,951	14,112	15,622	18,422
Net carrying value included in senior unsecured notes	$1,024,049	$1,020,888	$1,019,378	$1,016,578

The following is a summary of our interest expense recognized related to the Exchangeable Notes for the years ended December 31, 2025, 2024 and 2023 (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$60,807	$43,736	$18,184
Amortization of debt issuance costs	8,718	6,525	2,975
Total interest expense	$69,525	$50,261	$21,159

The following is a summary of our secured debt principal activity for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,467,223	$2,222,445	$2,129,954
Debt issued	4,871	197,930	385,115
Debt assumed	469,130	960,300	428,578
Debt extinguished	(346,964)	(450,720)	(687,780)
Debt disposed(1)	—	(359,140)	—
Principal payments	(64,207)	(47,329)	(54,076)
Effect of foreign currency translation	43,027	(56,263)	20,654
Ending balance	$2,573,080	$2,467,223	$2,222,445

(1) Please see Note 5 for additional information.
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2025, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $59,555,000. As of December 31, 2025, the unamortized loss amount was $45,875,000. In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap became effective in June 2025 and matures in December 2030. As of December 31, 2025, the carrying amount of the notes, exclusive of the hedge, was $744,648,000. The fair value of the swap as of December 31, 2025 was $1,335,000 and was recorded as a derivative asset with an offset to senior unsecured notes on our Consolidated Balance Sheets.
Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into earnings over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately recognized in the Consolidated Statements of Comprehensive Income. Approximately $2,562,000 of losses, which are included in other comprehensive income (“OCI”), are expected to be reclassified into earnings during 2026.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the years ended December 31, 2025, 2024 and 2023 we settled certain net investment hedges necessitating cash payments of $3,359,000 and generating cash proceeds of $17,118,000 and $29,553,000, respectively. The balance of the cumulative translation adjustment will be reclassified into earnings if the hedged investment is sold or substantially liquidated.
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
Equity Warrants
We received equity warrants through our lending activities, which were accounted for as loan origination fees. The warrants provided us the right to participate in the capital appreciation of the underlying HC-One Group real estate portfolio above a designated price upon liquidation and contain net settlement terms qualifying as derivatives. The warrants were classified within receivables and other assets on our Consolidated Balance Sheets and were measured at fair value, with changes in fair value being recognized within loss (gain) on derivatives and financial instruments, net in our Consolidated Statements of Comprehensive Income. Please refer to Note 3 for information related to consideration for the HC-One acquisition, which included the settlement of the outstanding warrants.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$5,702,699	$2,904,028
Denominated in Pounds Sterling	£8,830,708	£1,430,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S. Dollars	$—	$22,601
Denominated in Canadian Dollars (1)	$32,000	$—

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$2,827,565	$80,000
(1) As of December 31, 2025 the maximum maturity date was May 19, 2027.

The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
Description	Location	December 31, 2025	December 31, 2024	December 31, 2023
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$42,427	$23,546	$18,068
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$24,739	$4,609	$(1,383)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$(22,407)	$27,898	$2,218
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(605,892)	$166,329	$(245,095)

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Commitments and Contingencies
At December 31, 2025, we had 23 outstanding letter of credit obligations totaling $47,729,000 and expiring in 2026. At December 31, 2025, we had outstanding construction in progress of $738,859,000 and were committed to providing additional funds of approximately $493,027,000 to complete construction. Additionally, at December 31, 2025 we had outstanding investments classified as in substance real estate of $897,724,000 and were committed to provide additional funds of $56,940,000 (see Note 8 for additional information).
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of December 31, 2025, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $375,660,000.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	December 31, 2025	December 31, 2024
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—
Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	1,400,000,000
Issued shares	696,631,868	637,056,054
Outstanding shares	696,507,255	635,289,329
Common Stock
In October 2025, we entered into an equity distribution agreement whereby we can offer and sell up to $7,500,000,000 aggregate amount of our common stock, which replaced our prior equity distribution agreement dated March 28, 2025 allowing us to sell up to $7,500,000,000 aggregate amount of our common stock (collectively, along with other previous agreements, referred to as the “ATM Program”). The ATM Program allows us to enter into forward sale agreements (none outstanding at December 31, 2025). As of December 31, 2025, we had $5,782,842,000 of remaining capacity under the ATM Program. Subsequent to December 31, 2025, we sold 887,205 shares of common stock under the ATM Program.
The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except average price):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2023 Option exercises	3,541	$78.23	$277	$277
2023 ATM Program issuances	53,300,874	80.92	4,313,007	4,290,766
2023 Equity issuance	20,125,000	88.06	1,772,216	1,719,086
2023 Redemption of OP Units and DownREIT Units	335,562		—	—
2023 Stock incentive plans, net of forfeitures	(32,733)		—	—
2023 Totals	73,732,244		$6,085,500	$6,010,129

2024 Option exercises	17,809	$71.59	$1,275	$1,275
2024 ATM Program issuances	70,419,530	105.82	7,452,108	7,414,503
2024 Redemption of OP Units and DownREIT Units	494,941		—	—
2024 Stock incentive plans, net of forfeitures	114,579		—	—
2024 Totals	71,046,859		$7,453,383	$7,415,778

2025 Option exercises	35,552	$75.13	$2,671	$2,671
2025 ATM Program issuances	56,120,996	159.47	8,949,394	8,898,195
2025 Equity issuance(1)	3,259,280	158.91	517,925	517,925
2025 Redemption of OP Units and DownREIT Units	1,593,802		—	—
2025 Stock incentive plans, net of forfeitures	208,296		—	—
2025 Totals	61,217,926		$9,469,990	$9,418,791
(1) Relates to the re-issuance of treasury shares and issuance of common stock in lieu of cash consideration for the acquisition of real property. Please see Note 3 for additional information.
Dividends
Please refer to Note 19 for information related to federal income tax of dividends. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Common stock	$2.82	$1,877,289	$2.56	$1,546,291	$2.44	$1,259,676
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income/(loss) as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Foreign currency translation	$(598,593)	$(1,276,625)
Derivative and financial instruments designated as hedges	310,952	916,844
Total accumulated other comprehensive income (loss)	$(287,641)	$(359,781)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan (“2022 Plan”), which initially authorized up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board. Awards granted after March 28, 2022 are issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. In April 2025, our Board of Directors adopted, subject to shareholder approval obtained in May 2025, an amendment to the 2022 Plan (the “Amended and Restated Plan”), primarily to increase the aggregate number of shares of common stock authorized for issuance by 10,000,000 shares, bringing the total of shares authorized under the plan to 20,000,000 shares.
Under our long-term incentive plan, restricted stock unit awards are market, performance or time-based. For market and performance-based awards, we will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return and operating performance metrics, measured in each case over a measurement period of three to five years. Performance-based awards vest after the end of the performance periods, generally within one year following the

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
conclusion of such period. The expected term represents the period from the grant date through the applicable vesting date. Compensation expense for performance-based awards is measured based on the probability of achievement of certain performance goals and is recognized over the requisite service period. For the portion of the grant for which the award is determined by the operating performance metrics, the compensation cost is based on the grant date closing price and management’s estimate of corporate achievement of the financial metrics. If the estimated number of performance-based restricted stock units to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates. For the portion of the grant determined by the total shareholder return (“TSR”), management uses a Monte Carlo model to assess the fair value and compensation cost. For time-based awards, the fair value of the restricted stock units is equal to the market price of our common stock on the date of grant and is amortized over the vesting periods. For purposes of measuring stock-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were deemed necessary for the years ended December 31, 2025, 2024 or 2023. Forfeitures are accounted for as they occur.
The following table summarizes compensation expense recognized for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	$9,646	$16,837	$2,741
Restricted stock units	138,414	58,984	34,458
LTIP Units - Ten Year Program	1,408,672	—	—
Total compensation expense	$1,556,732	$75,821	$37,199
Stock Options
No stock options were granted during the year ended December 31, 2025. As of December 31, 2025, there were 1,412,420 stock options outstanding, of which 1,077,006 were exercisable. As of December 31, 2025, there was $1,705,000 of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of one year.
During the year ended December 31, 2024, the performance goal associated with performance-based stock options granted in December 2021 became probable and was ultimately achieved, resulting in the recognition of $14,073,000 of stock compensation expense, including a cumulative catch up adjustment.
Restricted Stock Units
During the year ended December 31, 2025, we granted 459,249 restricted stock units with a weighted average grant date fair value of $174.51. We used a Monte Carlo model to assess the compensation cost associated with the portion of the market awards granted for which achievement will be determined using TSR measures. The model also considers a post-vesting holding period. The assumptions used and estimated grant-date award values are as follows:

2025
Dividend yield	2.15%
Estimated volatility over the life of the plan(1)	22.02% - 25.13%
Risk free rate	4.49% - 4.38%
Discount for lack of marketability	14.62% - 15.10%
Estimated grant date award value per target unit	$119.31 - $199.38
(1) Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.
As of December 31, 2025, there were 608,033 unvested restricted stock units. This amount excludes performance-based restricted stock units for which continued service-based vesting conditions were waived during the year. The accounting effects of these award modifications are discussed further below. As of December 31, 2025, there was $23,253,000 of total unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted average period of two years.
During the year ended December 31, 2024, the performance goal associated with certain performance-based restricted stock unit awards granted in January 2022 became probable and then was ultimately achieved, resulting in the recognition of stock compensation expense of $19,341,000, including a cumulative catch up adjustment.
Ten Year Program LTIP Units
On October 26, 2025, our Board of Directors adopted the Ten Year Executive Continuity and Alignment Program (the “Executive Ten Year Program”). The Executive Ten Year Program is part of a broader reconfiguration of our executive compensation program, which includes new equity-based incentive awards and changes to our existing executive compensation programs and is intended to be the primary executive compensation program for our executive leadership team for the next

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
decade. Under the Executive Ten Year Program, an award of LTIP Units of Welltower OP (which are intended to be treated as profits interests for U.S. federal income tax purposes and, subject to achievement of certain conditions described below, may become redeemable, and may be redeemed, for shares of Welltower common stock as further described below), to each of our named executive officers (the “Executives” and such awards, the “Executive LTIP Unit Awards”) has been approved by our Board of Directors as described in more detail in item 5.02 of our Current Report on Form 8-K filed on October 27, 2025.
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
Upon an Executive’s resignation other than due to a Qualifying Termination (as defined in the Executive LTIP Unit Awards), (i) any portion of the Executive LTIP Unit Award that is not then redeemable will be subject to an automatic delay of the Executive’s right to redeem the Executive LTIP Unit Award for shares of Welltower common stock and restrictions with respect to future distributions thereon until (a) for Mr. Mitra, 15 years following the grant date, and (b) for all other Executives, 20 years following the grant date (as applicable, the “Extended Redemption Date”), and (ii) if the resignation occurs prior to the end of the Performance Period, Mr. Mitra’s Time-Based LTIP Units and all associated distributions will be subject to clawback, unless Welltower’s total shareholder return (“TSR”) is positive as of the end of the Performance Period. In addition, upon the Executive’s resignation other than due to a Qualifying Termination, Welltower OP will have the discretionary right, during the applicable period commencing on the later of the date of resignation or the second calendar day following the six month anniversary of the grant and ending on the Extended Redemption Date, to repurchase all or any portion of the Executive LTIP Unit Award that is not then redeemable at its fair market value at the time that the repurchase right is exercised, which may include discounts for lack of transferability through the applicable Extended Redemption Date, lack of marketability due to the delay in redemption rights, time value of money and minority interest.
One-half of the Performance-Based LTIP Units will become eligible to be earned subject to Welltower’s TSR relative to the TSR of each of the FTSE NAREIT Healthcare Index, the MSCI US REIT Index and the S&P 500 Index (in each case, removing Welltower from each index in calculating each index return) equally weighted, over the Performance Period. One-half of the Performance-Based LTIP Units will become eligible to be earned subject to Welltower’s achievement of certain market capitalization milestones over any 60 consecutive calendar-day period during years four and five of the Performance Period; provided, however, for purposes of determining the number of shares used for determining achievement of the market capitalization milestone, new share issuances under our ATM Program will be limited, with the intention that at least 50% of any increase in daily market capitalization that counts toward achievement of the milestones is attributable to share price appreciation, and in all cases no portion of the market capitalization linked Performance-Based LTIP Unit award will be earned if Welltower does not achieve a positive TSR as of the end of the Performance Period.
On December 31, 2025, our Compensation Committee adopted the Ten Year Key Employee Continuity and Alignment Program (together with the Executive Ten Year Program, the “Ten Year Program”). LTIP Units of Welltower OP were granted to certain other key employees under the Ten Year Program (the “Key Employees” and such awards, the “Key Employee LTIP Unit Awards”). The Key Employee LTIP Unit Awards generally contain terms substantially similar to the Executive LTIP Unit Awards, including performance-based conditions measured over the same five-year performance period applicable to the Executive LTIP Unit Awards. A portion of the Key Employee LTIP Unit Awards is subject to the same total shareholder return and market capitalization performance conditions applicable to the Executive LTIP Unit Awards described above. The Key Employee LTIP Unit Awards are also subject to restrictions on redemption and transferability that are the same as those applicable to the Executive LTIP Unit Awards held by Executives other than Mr. Mitra, and include resignation-related provisions that are the same as those applicable to the Executive LTIP Unit Awards held by Executives other than Mr. Mitra, and, except in the case of termination of employment under certain circumstances or a Change in Corporate Control, are not redeemable for shares of Welltower common stock until December 31, 2030, at which point they become redeemable in substantially equal monthly installments through November 29, 2035.
The following table summarizes LTIP Units granted in 2025 under the Ten Year Program:

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grant	Time-Based LTIP Units	Performance-Based LTIP Units (Target)	Total LTIP Units (Target)
Executives	4,084,781	4,084,781	8,169,562
Key Employees	525,000	1,575,000	2,100,000
Total	4,609,781	5,659,781	10,269,562

Awards granted to Executives and Key Employees under the Ten Year Program are classified as equity awards under ASC 718. The awards are fully vested on the date of grant for accounting purposes but remain subject to redemption restrictions to the extent service-based requirements have not been met and to market conditions being achieved with respect to Performance-Based LTIP Units.
Grant-date fair value was measured for multiple potential outcomes using a Monte Carlo simulation model. The model incorporates assumptions related to expected volatility, risk-free interest rates, dividend yield, correlations among Welltower’s stock and relevant indices, expected share issuances, transfer restrictions, and discounts for lack of marketability and liquidity risk. Separate grant-date fair values were estimated for multiple potential outcomes, including scenarios reflecting continued employment and extended transfer restrictions. Compensation cost recognized on the grant date reflects the award’s fair value assuming subsequent service provided by the grantee is insufficient to earn the relief of redemption and transferability restrictions prior to the Extended Redemption Date. Incremental compensation cost is recognized over the ten-year period during which the related service conditions affecting restrictions on redemption and transferability and market-condition removal are satisfied. During the year ended December 31, 2025, we recognized $1,408,672,000 in stock compensation expense related to the LTIP Units granted under the Ten Year Program. As of December 31, 2025, there was $269,510,000 of total unrecognized compensation expense related to the LTIP Units granted under the Ten Year Program that is expected to be recognized through 2035 over a weighted average period of four years.
The following table summarizes key assumptions and estimated grant-date award values used in the Monte Carlo valuation of LTIP Units granted under the Ten Year Program:

	Executive	Key Employee
Dividend yield	2.50%	2.50%
Estimated volatility over the life of the plan(1)	24.10% - 31.00%	24.50% - 31.50%
Risk free rate	3.45% - 4.54%	3.61% - 4.78%
Discount for lack of marketability	12.50% - 27.00%	12.50% - 27.50%
Estimated grant date award value	$98.98 - $175.21	$134.57 - $200.35
(1) Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.
Additionally, in connection with the grant of the LTIP units under the Ten Year Program, our Board of Directors approved a global amendment to the 2024-2026 LTIP plan and the 2025-2027 LTIP plan (collectively the “Prior Awards”) previously granted under the Amended and Restated Plan to the individuals who were granted LTIP Units under the Ten Year Program, waiving the continued service-based vesting conditions with respect to all performance based grants under the Prior Awards, effective as of October 30, 2025 for awards held by the Executives and effective as of December 31, 2025 for awards held by the Key Employees. Except as expressly provided by such amendment, all equity or equity-based awards held by the individuals who were granted LTIP Units under the Ten Year Program and that were outstanding as of the applicable amendment date remain in effect in accordance with their terms, including the performance conditions and market conditions associated with such awards. During the year ended December 31, 2025, we recognized $64,894,000 of incremental expense in conjunction with these amendments.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator for basic earnings per share - net income attributable to common stockholders	$936,845	$951,680	$340,094
Adjustment for net income (loss) attributable to OP Units and DownREIT Units	7,246	1,700	(303)
Numerator for diluted earnings per share	$944,091	$953,380	$339,791

Denominator for basic earnings per share - weighted average shares	665,639	602,975	515,629
Effect of dilutive securities:
Employee stock options	654	262	32
Unvested restricted shares and units	3,221	1,932	1,031
OP Units and DownREIT Units	4,068	2,207	1,983
Employee stock purchase program	19	21	26
Exchangeable Notes	5,920	1,353	—
Dilutive potential common shares	13,882	5,775	3,072
Denominator for diluted earnings per share - adjusted weighted average shares	679,521	608,750	518,701

Basic earnings per share	$1.41	$1.58	$0.66
Diluted earnings per share	$1.39	$1.57	$0.66
The Exchangeable Notes are included in the computation of diluted earnings per share for the years ended December 31, 2025 and December 31, 2024. The 2028 Exchangeable Notes were not included in the computation of diluted earnings per share for the year ended December 31, 2023 as they were anti-dilutive.
17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three level valuation hierarchy exists for disclosures of fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined below:
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Investments in sales-type leases, net	$497,963	$497,963	$172,260	$172,260
Mortgage loans receivable	998,699	1,008,879	1,520,503	1,587,896
Other real estate loans receivable	832,511	803,247	284,541	286,096
Cash and cash equivalents	5,033,678	5,033,678	3,506,586	3,506,586
Restricted cash	175,861	175,861	204,871	204,871
Non-real estate loans receivable	251,055	245,415	222,542	219,813
Foreign currency forward contracts, interest rate swaps and cross currency swaps	43,223	43,223	99,968	99,968
Equity warrants	—	—	62,320	62,320

Financial liabilities:
Senior unsecured notes	$16,383,522	$17,872,001	$13,162,102	$13,276,784
Secured debt	2,813,780	2,768,807	2,338,155	2,271,886
Foreign currency forward contracts, interest rate swaps and cross currency swaps	416,210	416,210	13,001	13,001

Redeemable DownREIT Unitholder interests	$72,497	$72,497	$49,226	$49,226
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

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	$(372,987)	$—	$(372,987)	$—
(1) Please see Note 12 for additional information.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in fair value of equity warrants using unobservable Level 3 inputs for the years presented (in thousands):

	Years Ended
	December 31, 2025		December 31, 2024
Beginning balance	$62,320		$35,772
Mark-to-market adjustment	(22,407)		27,898
Foreign currency	4,602		(1,350)
Warrant settlement (1)	(44,515)		—
Ending balance	$—	$—	$62,320
(1) Refer to Note 3 for information related to consideration for the HC-One acquisition, which included the settlement of the outstanding warrants.
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 10.0% as of December 31, 2024.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired, consolidated, exchanged or assumed (see Note 3 for related business combination acquisitions). Asset impairments (if applicable, see Note 5 for impairments of real property, Note 7 for impairments of loans receivable and Note 8 for impairments of investments in unconsolidated entities) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available, and are generally Level 3 inputs. We estimate the fair value of real estate and related intangible assets acquired in asset acquisitions and business combinations using the income approach and unobservable data, such as net operating income, estimated capitalization and discount rates which are Level 3 inputs. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions or business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.
The following table summarizes the Level 3 inputs related to acquired real property from business combinations measured at fair value that occurred during the year ended December 31, 2025 (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements for December 31, 2025
Asset Class	Fair Value	Valuation Technique	Unobservable Input(1)	Range	Weighted Average
Seniors Housing Operating	$4,805,517	Income approach	Stable EBITDARM capitalization rate	9.09% to 20.00%	11.36%

Triple-net	$3,384,649	Income approach	Rent capitalization rate	5.18% to 7.27%	7.21%
(1) Stable EBITDARM represents projected earnings before interest, taxes, depreciation, amortization, rent and management fees.
18. Segment Reporting
We invest in seniors housing and healthcare real estate. We evaluate our business and make resource allocations for our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include wellness housing, assisted living communities, independent living/continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof. Seniors Housing Operating properties that are deemed qualified healthcare properties are owned and operated through RIDEA structures (see Note 2). Our Triple-net properties include the property types described above, as well as long-term/post-acute care facilities. Under the Triple-net segment, we invest in seniors housing and healthcare real estate through acquisition of single tenant properties. Properties acquired are generally leased under triple-net leases and we are not involved in the management of the property. Prior to the Outpatient Medical Portfolio Disposition discussed in Note 5, our Outpatient Medical properties were typically leased to multiple tenants and generally required a certain level of property management. Our remaining Outpatient Medical portfolio, exclusive of held for sale properties, primarily consists of properties triple-net leased to healthcare providers.
We evaluate performance based on consolidated NOI of each segment. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. We believe NOI provides investors relevant and useful information as it

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measures the operating performance of our properties at the property level on an unleveraged basis. The Chief Operating Decision Maker (“CODM”), who is our Vice Chairman & Chief Operating Officer, uses NOI to make decisions about resource allocations and to assess the property-level performance of our properties.
During the year ended December 31, 2024, we reclassified loans receivable balances and equity warrants received through lending activities (see Note 12 for further details), the related interest income, provision for loan losses and change in the fair value of the equity warrants from our three operating segments to Non-segment/Corporate to better align with the manner in which the CODM reviews results. Accordingly, the segment information provided in this Note has been updated to conform to the current presentation for all periods presented.
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
The following table summarizes information for the reportable segments during the years ended December 31, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$8,452,996	$—	$—	$—	$8,452,996
Rental income	—	1,193,514	774,421	—	1,967,935
Interest income	—	2,111	—	244,094	246,205
Other income	36,099	1,417	7,511	125,871	170,898
Total revenues	8,489,095	1,197,042	781,932	369,965	10,838,034

Total property operating expenses	6,199,620	33,229	233,233	21,999	6,488,081
Consolidated net operating income (loss)	$2,289,475	$1,163,813	$548,699	$347,966	4,349,953

Depreciation and amortization					2,084,868
Interest expense					651,955
General and administrative expenses					1,748,435
Loss (gain) on derivatives and financial instruments, net					22,407
Loss (gain) on extinguishment of debt, net					9,245
Provision for loan losses, net					(9,416)
Impairment of assets					121,283
Other expenses					201,201
Income (loss) from continuing operations before income taxes and other items					(480,025)
Income tax (expense) benefit					7,116
Income (loss) from unconsolidated entities					(14,297)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					1,449,043
Income (loss) from continuing operations					961,837
Net income (loss)					$961,837

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes significant expense categories by segment for the year ended December 31, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$3,730,884	$75	$51,943	$—	$3,782,902
Utilities	362,361	390	50,241	—	412,992
Food	330,805	—	—	—	330,805
Repairs and maintenance	242,330	184	40,140	—	282,654
Property taxes	257,895	23,658	63,290	—	344,843
Other segment expenses(1)	1,275,345	8,922	27,619	21,999	1,333,885
Total property operating expenses	$6,199,620	$33,229	$233,233	$21,999	$6,488,081

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

The following table summarizes information for the reportable segments for the year ended December 31, 2024 (in thousands):

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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our total assets by segment for the periods presented (in thousands):

	As of
	December 31, 2025		December 31, 2024
Assets:	Amount	%	Amount	%
Seniors Housing Operating	$42,014,932	62.4%	$30,094,016	59.0%
Triple-Net	13,448,058	20.0%	7,934,415	15.5%
Outpatient Medical	3,322,225	4.9%	7,530,815	14.8%
Non-segment/Corporate	8,517,832	12.7%	5,485,062	10.7%
Total	$67,303,047	100.0%	$51,044,308	100.0%
Our portfolio of properties and other investments is located in the U.S., the U.K. and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
Revenues:	Amount	%	Amount	%	Amount	%
United States	$7,936,873	73.2%	$6,564,077	82.1%	$5,521,933	83.2%
United Kingdom	2,166,820	20.0%	872,479	10.9%	606,750	9.1%
Canada	734,341	6.8%	554,562	7.0%	509,312	7.7%
Total	$10,838,034	100.0%	$7,991,118	100.0%	$6,637,995	100.0%

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
Resident fees and services:	Amount	%	Amount	%	Amount	%
United States	$5,897,698	69.8%	$4,808,221	79.8%	$3,811,915	80.2%
United Kingdom	1,886,954	22.3%	683,803	11.3%	447,219	9.4%
Canada	668,344	7.9%	535,125	8.9%	494,670	10.4%
Total	$8,452,996	100.0%	$6,027,149	100.0%	$4,753,804	100.0%

	As of
	December 31, 2025		December 31, 2024
Assets:	Amount	%	Amount	%
United States	$43,536,068	64.7%	$41,966,871	82.2%
United Kingdom	18,056,095	26.8%	5,892,598	11.5%
Canada	5,710,884	8.5%	3,184,839	6.3%
Total	$67,303,047	100.0%	$51,044,308	100.0%
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar 2 effective January 1, 2024; however, countries must individually enact Pillar 2, which may result in variation in the application of the model rules and timelines. These changes did not have a material impact on our consolidated financial statements for 2025. We will continue to evaluate the potential consequences of Pillar 2 on our longer-term financial position.
Cash distributions paid to common stockholders for federal income tax purposes are as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Per share:
Ordinary dividend(1)	$1.4538	$1.3948	$1.6719
Long-term capital gain/(loss)(2)	1.3662	0.5147	0.1159
Return of capital	—	0.6505	0.6522
Totals	$2.8200	$2.5600	$2.4400
(1) For the years ended December 31, 2025, 2024 and 2023, includes Section 199A dividends of $1.4538, $1.3948 and $1.6719, respectively.
(2) For the years ended December 31, 2025, 2024 and 2023, includes Unrecaptured Section 1250 Gains of $0.3742, $0.1268 and $0.0150, respectively.

Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense	$42,498	$9,216	$8,840
Deferred tax benefit	(49,614)	(6,516)	(2,476)
Income tax expense (benefit)	$(7,116)	$2,700	$6,364
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2025, as a result of ownership of investments in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.
The provision for income taxes for the year ended December 31, 2025 primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs. For the tax years ended December 31, 2025, 2024 and 2023, the foreign tax provision (benefit) amount included in the consolidated provision for income taxes was ($13,029,000), ($978,000) and $5,938,000, respectively.
The following table reconciles the U.S. federal statutory income tax rate to our effective income tax rate for our taxable operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2025		2024		2023
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$200,491	21.0%	$204,869	21.0%	$76,547	21.0%
State and local income tax, net of federal income tax effect	5,599	0.6%	3,977	0.4%	3,763	1.0%

Foreign tax effects:
Canada:
Change in valuation allowance	(2,740)	(0.3)%	14,521	1.5%	10,898	3.0%
Foreign rate differential	(1,638)	(0.2)%	6,264	0.6%	3,848	1.1%
Nondeductible other expenses	—	—%	(33,715)	(3.5)%	—	—%
Other	(8,996)	(0.9)%	(2,866)	(0.3)%	(4,761)	(1.3)%
United Kingdom:
Book loss disallowed for tax purposes	—	—%	4,133	0.4%	5,680	1.6%
Change in valuation allowance	19,337	2.0%	42,042	4.3%	(6,696)	(1.8)%
Deferred true ups	(62,413)	(6.5)%	(50,380)	(5.2)%	19,430	5.3%
Foreign permanent differences	29,187	3.1%	1,947	0.2%	2,103	0.6%
Foreign rate differential	(16,922)	(1.8)%	(20,017)	(2.1)%	(22,191)	(6.1)%
Nondeductible deal costs	—	—%	14,231	1.5%	18,543	5.1%
Nondeductible other expenses	41,331	4.3%	9,311	1.0%	—	—%
Return to provision	28	—%	(11,531)	(1.2)%	(2,505)	(0.7)%
Other	(9,122)	(1.0)%	13,211	1.4%	946	0.3%
Other foreign jurisdictions	—	—%	—	—%	—	—%

Changes in valuation allowance	93,576	9.8%	14,118	1.4%	31,313	8.6%
Nontaxable or nondeductible items:
Earnings not subject to income tax	(212,895)	(22.3)%	(193,136)	(19.8)%	(122,571)	(33.6)%
Other	(423)	—%	222	—%	228	0.1%
Changes in unrecognized tax benefits	—	—%	—	—%	(2,440)	(0.7)%

Other adjustments:
Deferred true ups	(21,266)	(2.2)%	(2,463)	(0.3)%	(6,291)	(1.7)%
Return to provision	(59,889)	(6.3)%	(12,144)	(1.2)%	419	0.1%
Other	(361)	—%	108	—%	101	—%
Effective tax rate	$(7,116)	(0.7)%	$2,700	0.3%	$6,364	1.7%

Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset (liability) attributes, are summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(179,146)	$(41,711)	$(40,336)
Operating loss and interest deduction carryforwards	579,867	394,168	323,852
Expense accruals and other	180,035	76,767	64,970
Valuation allowances	(510,926)	(400,753)	(330,073)
Net deferred tax assets (liabilities)	$69,830	$28,471	$18,413
On the basis of the evaluations performed as required by the codification, valuation allowances totaling $510,926,000 were recorded on U.S. taxable REIT subsidiaries, as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subjective evidence such as our projections for growth). The valuation allowance activity is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$400,753	$330,073	$294,558
Expense (benefit)	110,173	70,680	35,515
Ending balance	$510,926	$400,753	$330,073
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
Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2022 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business. We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2021. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2021 related to entities acquired or formed in connection with acquisitions and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2019 related to entities acquired or formed in connection with acquisitions.
At December 31, 2025, we had a net operating loss (“NOL”) carryforward related to the REIT of $358,461,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards generated through December 31, 2017 will expire through 2037. Beginning with the tax years after December 31, 2017, the law eliminates the NOL carryback period for REITs, replaces the 20-year NOL carryforward period with an indefinite carryforward period and, with respect to tax years beginning after 2020, limits the use of NOLs to 80% of taxable income.
At December 31, 2025 and 2024, we had an NOL carryforward related to Canadian entities of $335,545,000 and $397,776,000, respectively. These Canadian losses have a 20-year carryforward period. At December 31, 2025 and 2024, we had an NOL carryforward related to U.K. entities of $1,055,028,000 and $321,618,000, respectively. These U.K. losses do not have a finite carryforward period.
20. Variable Interest Entities
We have entered into joint ventures and have certain subsidiaries that are either wholly owned by us or by consolidated joint ventures which own real estate investments and are deemed to be VIEs. Our VIEs primarily hold real estate assets within our Seniors Housing Operating and Triple-net portfolios, the nature and risk of which are consistent with our overall portfolio. We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the entities and the rights to receive residual returns or the obligation to absorb losses arising from the entities. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties. Additionally, we consolidate a levered entity that has been deemed a VIE and is invested in the Fund. We have no ownership interest in the entity but have concluded that we are the primary beneficiary primarily due to the guarantee of its unsecured debt to third parties. Accordingly, such entities have been consolidated and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025	December 31, 2024
Assets:
Net real estate investments	$5,810,341	$3,503,190
Cash and cash equivalents	17,139	14,274
Receivables and other assets	225,425	152,071
Investments in unconsolidated entities	86,026	—
Total assets(1)	$6,138,931	$3,669,535
Liabilities and equity:
Secured debt	$232,929	$232,530
Unsecured debt	74,421	—
Lease liabilities	2,529	2,536
Accrued expenses and other liabilities	17,307	14,867
Total equity	5,811,745	3,419,602
Total liabilities and equity	$6,138,931	$3,669,535
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and VIE’s creditors do not have recourse to Welltower.
We recognized revenues from consolidated VIEs in the aggregate of $717,735,000, $500,363,000 and $253,989,000 for the years ending December 31, 2025, 2024 and 2023, respectively.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.
Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2025.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Welltower Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Welltower Inc. and subsidiaries as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
February 12, 2026

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Insider Trading Policy,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Delinquent Section 16(a) Reports” in our definitive proxy statement, to the extent applicable, which will be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required under Item 11 is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required under Item 13 is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required under Item 14 is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     1. Our Consolidated Financial Statements are included in Part II, Item 8:
2. The following Financial Statement Schedules are included beginning on page 143
III – Real Estate and Accumulated Depreciation
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

2.1    Agreement and Plan of Merger, dated March 7, 2022, by and among the Company, WELL Merger Holdco Inc. and WELL Merger Holdco Sub Inc. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed on March 7, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
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
3.3    Limited Liability Company Agreement of Welltower OP LLC, dated as of May 24, 2022 (filed with the Commission as Exhibit 3.2 to the Company’s Form 8-K filed on May 25, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
3.4    Amendment No. 1 to Limited Liability Company Agreement of Welltower OP LLC, dated as of June 1, 2022 (filed with the Commission as Exhibit 3.4 to the Company’s Form 10-K filed on February 12, 2025 (File No. 001-08923), and incorporated herein by reference thereto).
3.5    Amendment No. 2 to Limited Liability Company Agreement of Welltower OP LLC, dated as of June 4, 2025 (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-Q filed on July 29, 2025 (File No. 001-08923), and incorporated herein by reference thereto).
3.6    Amendment No. 3 to Limited Liability Company Agreement of Welltower OP LLC, dated as of December 31, 2025.
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
4.1(i)    Supplemental Indenture No. 15, dated as of February 15, 2019 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on February 15, 2019 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(j)     Supplemental Indenture No. 16, dated as of August 19, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed on August 19, 2019 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(k)     Supplemental Indenture No. 17, dated as of December 16, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on December 16, 2019 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(l)    Supplemental Indenture No. 18, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on June 30, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(m)    Supplemental Indenture No. 19, dated as of March 25, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(n)    Supplemental Indenture No. 20, dated as of June 28, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed on June 28, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(o)    Supplemental Indenture No. 21, dated as of November 19, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed on November 19, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(p)    Supplemental Indenture No. 22, dated as of March 31, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on March 31, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(q)    Supplemental Indenture No. 23, dated as of April 1, 2022, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K12B filed on April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(r)    Supplemental Indenture No. 24, dated as of June 27, 2025, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed on June 27, 2025 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(s)    Amendment No. 1 to Supplemental Indenture No. 24, dated as of August 4, 2025, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed on August 4, 2025 (File No. 001-08923), and incorporated herein by reference thereto).
4.2    Indenture, dated May 11, 2023, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed on May 11, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
4.3    Form of Indenture for Senior Debt Securities, among the Company, as issuer, Welltower OP LLC., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company’s Form S-3 filed on March 28, 2025 (File No. 333-286204), and incorporated herein by reference thereto).
4.4    Form of Indenture for Senior Subordinated Debt Securities, among the Company, as issuer, Welltower OP LLC, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.2 to the Company’s Form S-3 filed on March 28, 2025 (File No. 333-286204), and incorporated herein by reference thereto).
4.5    Form of Indenture for Junior Subordinated Debt Securities, among the Company, as issuer, Welltower OP LLC, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.3 to the Company’s Form S-3 filed on March 28, 2025 (File No. 333-286204), and incorporated herein by reference thereto).
4.6    Form of Indenture for Senior Debt Securities, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.5 to the Company’s Form S-3 filed on March 28, 2025 (File No. 333-286204), and incorporated herein by reference thereto).
4.7    Form of Indenture for Senior Subordinated Debt Securities, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit

4.6 to the Company’s Form S-3 filed on March 28, 2025 (File No. 333-286204), and incorporated herein by reference thereto).
4.8    Form of Indenture for Junior Subordinated Debt Securities, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.7 to the Company’s Form S-3 filed on March 28, 2025 (File No. 333-286204), and incorporated herein by reference thereto).
4.9(a)    Indenture, dated as of November 25, 2015, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.5(a) to the Company’s Form 10-K filed on February 18, 2016 (File No. 001-08923), and incorporated herein by reference thereto).
4.9(b)    Second Supplemental Indenture, dated as of December 20, 2019, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.4(c) to the Company’s Form 10-K filed on February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
4.10    Indenture, dated July 11, 2024, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed on July 11, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
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
10.1(c)     Amendment No. 2 to Credit Agreement, dated June 15, 2022, by and among the Company, Welltower OP LLC, the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(d)     Amendment No. 3 to Credit Agreement, dated as of June 14, 2024, by and among the Company; Welltower OP LLC; the lenders therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint book runners; BofA Securities, as book runner; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC as co-syndication agents; Bank of America, N.A. , as syndication agent; MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, TD Bank, NA, Truist Bank, The Bank of New York Mellon, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch and Bank of Montreal, as co-senior managing agents, Capital One, National Association, as managing agent and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed on July 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).

10.1(e)    Amendment No. 4 to Credit Agreement, dated as of July 24, 2024, by and among the Company; Welltower OP LLC the lenders therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint book runners; BofA Securities, as book runner; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC as co-syndication agents; Bank of America, N.A. , as syndication agent; MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, TD Bank, NA, Truist Bank, The Bank of New York Mellon, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch and Bank of Montreal, as co-senior managing agents, Capital One, National Association, as managing agent and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 29, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
10.2    Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.3    Summary of Non-Employee Director Compensation .*
10.4(a)     Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(b)    Form of Restricted Stock Grant Notice for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(b) to the Company’s Form 10-K filed on February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(c)    Form of Restricted Stock Grant Notice for Senior Vice Presidents under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(c) to the Company’s Form 10-K filed on February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(d)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(d) to the Company’s Form 10-K filed on February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(e)    Form of 2021 Special Stock Option Award Agreement for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4(e) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.5    Executive Employment Agreement, dated May 19, 2021, between the Company and Shankh Mitra (filed with the Commission as Exhibit 99.1 to the Company’s Form 8-K filed on May 19, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6    Employment Offer Letter, dated May 20, 2021, between the Company and John F. Burkart (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed on July 30, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7    Welltower Inc. Nonqualified Deferred Compensation Plan Amended and Restated Effective January 1, 2022 (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed on November 5, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8(a)    Welltower Inc. 2022-2024 Long-Term Incentive Program (filed with the Commission as Exhibit 10.18(a) to the Company’s Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8(b)    Form of Long-Term Incentive Program Award Agreement under the 2022-2024 Long-Term Incentive Program (filed with the Commission as Exhibit 10.18(b) to the Company’s Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9(a)    Welltower Inc. 2023-2025 Long-Term Incentive Program (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed on May 3, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9(b)    Form of Welltower Inc. 2023-2025 Long-Term Incentive Program Award Agreement (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed on May 3, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(a)    2022 Outperformance Program (filed with the Commission as Exhibit 10.19(a) to the Company’s Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(b)    Form of Outperformance Program Award Agreement under the 2022 Outperformance Program (filed with the Commission as Exhibit 10.19(b) to the Company’s Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(a)    Welltower Inc. 2022 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Form 8-K12B filed on April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(b)    Form of Welltower Inc. 2022 Long-Term Incentive Plan Other Stock Unit Award Agreement (filed with the Commission as Exhibit 10.16(b) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(c)    Form of Welltower Inc. Restricted Stock Unit Grant Agreement (Non-Employee Directors) (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed on April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(d)    Form of Welltower Inc. Restricted Stock Unit Grant Agreement (Employees) (filed with the Commission as Exhibit 10.13(d) to the Company’s Form 10-K filed on February 15, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(a)    Welltower Inc. 2024-2026 Long-Term Incentive Program (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed on April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(b)    Form of Welltower Inc. 2024-2026 Long-Term Incentive Program Award Agreement (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13    Welltower Inc. 2022 Employee Stock Purchase Plan (filed with the Commission as Exhibit 10.3 to the Form 8-K12B filed on April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(a)    Welltower OP LLC Profits Interests Plan (filed with the Commission as Exhibit 10.17(a) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(b)    Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (LTIP Exchange Equity Award) (filed with the Commission as Exhibit 10.17(b) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(c)    Form of Welltower OP LLC Profits Interests Plan Performance LTIP Unit Agreement (LTIP Exchange Equity Award) (filed with the Commission as Exhibit 10.17(c) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(d)    Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (Option Unit Replacement Equity Award) (filed with the Commission as Exhibit 10.17(d) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(e)    Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (Option Unit Replacement Equity Award for 2021 Special Stock Option Grant) (filed with the Commission as Exhibit 10.17(e) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(f)    Form of Welltower OP LLC Profits Interests Plan Outperformance LTIP Unit Agreement (Outperformance Exchange Equity Award) (filed with the Commission as Exhibit 10.17(f) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14(g)    Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (LTIP Exchange Equity Award) (Non-Employee Directors) (filed with the Commission as Exhibit 10.17(g) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(h)    Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (filed with the Commission as Exhibit 10.17(h) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(i)     Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (Non-Employee Directors) (filed with the Commission as Exhibit 10.17(i) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(j)    Form of Welltower OP LLC Profits Interests Plan Performance LTIP Unit Agreement (filed with the Commission as Exhibit 10.17(j) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(k)    Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (filed with the Commission as Exhibit 10.17(k) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(l)    Form of Welltower OP LLC Profits Interest Plan Vested Deferred LTIP Unit Agreement (Non-Employee Director) (filed with the Commission as Exhibit 10.17(n) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(m) Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed on April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.15    Form of Accrued Dividend Cash Award Agreement (filed with the Commission as Exhibit 10.17(l) to the Company’s Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16    Registration Rights Agreement, dated as of May 11, 2023, by and among the Company, Welltower OP LLC and the initial purchasers party thereto (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on May 11, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
10.17    Registration Rights Agreement, dated as of July 11, 2024, by and among the Company, Welltower OP LLC and the initial purchasers party thereto (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 11, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
10.18    Welltower Inc. 2025-2027 Long-Term Incentive Program (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed on April 29, 2025 (File No. 001-08923), and incorporated herein by reference thereto).*
10.19    Form of Welltower Inc. 2025-2027 LTIP Form Award Agreement (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed on April 29, 2025 (File No. 001-08923), and incorporated herein by reference thereto).*
10.20    Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed on April 29, 2025 (File No. 001-08923), and incorporated herein by reference thereto).*
10.21    Form of Welltower Inc. 2022 Long-Term Incentive Plan Restricted Stock Unit Grant Agreement (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed on April 29, 2025 (File No. 001-08923), and incorporated herein by reference thereto).*
10.22    Equity Distribution Agreement, dated as of March 28, 2025, among Welltower Inc., Welltower OP LLC, the sales agents named therein and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed on March 28, 2025 (File No. 001-08923), and incorporated herein by reference thereto).
10.23    Welltower Inc. Amended and Restated 2022 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2025 (File No. 001-08923), and incorporated herein by reference thereto).*
10.24     Equity Distribution Agreement, dated as of October 28, 2025, among Welltower Inc., Welltower OP LLC, the sales agents named therein and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed October 28, 2025, and incorporated herein by reference thereto).

10.25    Welltower OP LLC Ten Year Executive Continuity and Alignment Program.*
10.26    Welltower OP LLC Ten Year Executive Continuity and Alignment Program LTIP Unit Agreement (Shankh Mitra).*
10.27    Form of Welltower OP LLC Ten Year Executive Continuity and Alignment Program LTIP Unit Agreement (Non-CEO Form).*
10.28    Amendment No. 1 to Welltower Inc. Amended and Restated 2022 Long-Term Incentive Plan, effective October 30, 2025.*
10.29    Amendment No. 1 to Executive Employment Agreement between the Company and Shankh Mitra, dated October 30, 2025.*
10.30    Form of Executive Side Letter, dated October 30, 2025.*
10.31    Form of Global Amendment to Executive Performance-Based Restricted Stock Units, effective October 30, 2025.*
19     Insider Trading Policy.
21    Subsidiaries of the Company.
22    List of Subsidiary Issuers and Guaranteed Securities (filed with the Commission as Exhibit 22 to the Company’s Form 10-K filed February 12, 2025, and incorporated herein by reference thereto).
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
101.SCH Inline XBRL Taxonomy Extension Schema Document.
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.
104    The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	Management Contract or Compensatory Plan or Arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 12, 2026

WELLTOWER INC.
By:	/s/ Shankh Mitra
Shankh Mitra,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 12, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth J. Bacon **	/s/ Johnese M. Spisso **
Kenneth J. Bacon, Chairman and Director	Johnese M. Spisso, Director

/s/ Karen B. DeSalvo **	/s/ Kathryn M. Sullivan **
Karen B. DeSalvo, Director	Kathryn M. Sullivan, Director

/s/ Andrew Gundlach **	/s/ Shankh Mitra **
Andrew Gundlach, Director	Shankh Mitra, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Dennis G. Lopez **	/s/ Timothy G. McHugh **
Dennis G. Lopez, Director	Timothy G. McHugh, Co-President & Chief Financial Officer
(Chief Financial Officer)

/s/ Ade J. Patton **	/s/ Joshua T. Fieweger**
Ade J. Patton, Director	Joshua T. Fieweger, Chief Accounting Officer
(Principal Accounting Officer)

/s/ Sergio D. Rivera **	**By: /s/ Shankh Mitra
Sergio D. Rivera, Director	Shankh Mitra, Attorney-in-Fact

Welltower Inc. and Subsidiaries
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)
			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	No. of Properties	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built
Seniors Housing Operating:
United States
Alabama	11	$—	$15,657	$137,919	$22,035	$15,757	$159,854	$33,896	2010-2025	1987-2024
Arkansas	3	—	8,272	68,893	6,743	8,312	75,596	8,387	2021-2025	1996-2021
Arizona	12	14,200	20,595	251,418	200,072	52,956	419,129	84,971	1999-2025	1900-2025
California	112	166,877	434,680	3,703,354	1,202,040	478,885	4,861,189	1,434,684	2002-2025	1900-2024
Colorado	22	121,459	46,914	416,429	555,461	80,779	926,812	198,487	2012-2025	1974-2022
Connecticut	9	—	27,817	265,243	151,888	37,814	407,134	65,181	2003-2025	1968-2023
District Of Columbia	2	—	4,000	69,154	161,461	22,469	212,146	25,744	2013-2025	2004-2025
Delaware	3	—	2,750	73,498	17,353	3,072	90,529	34,683	2010-2013	1999-2008
Florida	46	32,270	167,310	1,340,787	424,173	197,666	1,734,604	342,786	2007-2025	1900-2023
Georgia	21	—	52,456	428,250	120,846	57,546	544,006	122,774	1997-2025	1900-2025
Hawaii	1	—	22,918	56,046	18,979	23,063	74,880	18,105	2021-2021	1998-1998
Iowa	10	—	14,032	113,669	26,148	14,553	139,296	37,638	2010-2022	1990-2018
Idaho	6	—	15,059	93,625	13,175	15,936	105,923	15,532	2019-2024	1900-2019
Illinois	37	17,010	59,550	687,210	205,460	71,710	880,510	313,721	2006-2023	1900-2018
Indiana	22	—	42,836	438,655	137,293	53,576	565,208	120,793	2010-2025	1991-2023
Kansas	9	9,700	9,465	153,784	28,524	12,686	179,087	69,533	2004-2022	1996-2020
Kentucky	10	13,650	23,583	146,153	59,156	26,170	202,722	37,354	2012-2025	1998-2023
Louisiana	9	27,130	15,525	202,619	25,624	16,753	227,015	58,825	1998-2023	1988-2020
Massachusetts	23	—	94,469	829,601	319,360	131,429	1,112,001	177,447	2003-2025	1900-2023
Maryland	12	—	23,352	346,777	448,070	61,177	757,022	146,489	2013-2025	1900-2021
Maine	1	—	2,700	30,204	11,920	3,800	41,024	20,715	2013-2013	2006-2006
Michigan	44	51,747	80,541	702,704	87,345	89,417	781,173	169,934	2013-2025	1900-2023
Minnesota	21	35,911	38,532	528,134	50,144	41,912	574,898	126,148	2011-2025	1989-2023
Missouri	13	13,981	27,248	294,173	193,815	44,391	470,845	69,042	2011-2025	1980-2025
Mississippi	4	—	7,546	69,701	15,409	7,547	85,109	20,519	2003-2023	1997-2013
Montana	3	19,128	4,226	56,169	6,410	4,248	62,557	13,921	2005-2024	1998-2014
North Carolina	17	25,123	79,825	639,927	226,199	102,915	843,036	120,898	2013-2025	1900-2023
North Dakota	1	—	1,050	13,147	246	1,067	13,376	2,303	2021-2021	2014-2014
Nebraska	8	11,160	6,942	97,386	14,500	7,285	111,543	28,122	2010-2022	1990-2014
New Hampshire	3	17,675	9,262	76,086	5,670	9,304	81,714	12,306	2022-2022	1965-2017
New Jersey	30	29,300	65,594	884,540	242,787	74,319	1,118,602	343,855	2010-2025	1900-2023
New Mexico	1	20,627	3,847	29,821	286	3,847	30,107	2,598	2022-2024	1984-2016
Nevada	7	—	14,588	130,161	25,073	14,790	155,032	52,839	1998-2022	1986-2009
New York	41	197,640	121,400	964,053	134,531	125,865	1,094,119	299,887	2010-2025	1900-2023
Ohio	60	203,131	96,367	1,088,755	322,986	116,767	1,391,127	214,035	2013-2025	1900-2024
Oklahoma	17	11,828	29,017	274,555	54,532	30,811	327,293	122,893	2007-2023	1984-2017
Oregon	13	—	20,165	137,285	49,832	20,223	175,791	36,381	2019-2025	1980-2006

(Dollars in thousands)
			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	No. of Properties	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built
Seniors Housing Operating:
Pennsylvania	33	69,415	70,910	650,151	119,078	76,609	763,530	163,420	2010-2025	1900-2023
South Carolina	10	—	39,489	309,786	27,984	40,002	337,257	40,438	2021-2025	1986-2023
Tennessee	10	—	24,684	163,372	89,073	27,209	249,920	67,085	2012-2021	1981-2020
Texas	113	65,410	281,169	2,222,934	827,850	387,859	2,940,016	636,024	1999-2025	1900-2025
Utah	2	—	6,041	51,480	10,530	6,133	61,918	15,198	2004-2021	1986-2015
Virginia	15	—	95,360	634,893	229,321	108,336	851,238	154,549	2013-2025	1972-2024
Vermont	3	—	10,881	96,277	5,139	10,950	101,347	15,879	2022-2024	1988-2016
Washington	44	225,347	138,097	1,263,006	294,008	153,871	1,541,240	355,061	2003-2025	1900-2022
Wisconsin	6	—	6,777	101,222	24,739	7,041	123,727	34,572	2006-2021	2007-2016
United Kingdom
United Kingdom	738	260,027	1,480,199	7,845,456	1,757,553	1,633,516	9,440,242	1,028,684	2012-2025	1900-2025
Canada
Canada	128	845,015	401,621	2,963,224	804,408	432,063	3,737,189	891,567	2012-2025	1900-2022
Seniors Housing Operating Total	$1,766	$2,504,761	$4,265,318	$32,141,686	$9,775,229	$4,964,406	41,179,633	$8,405,903

Welltower Inc. and Subsidiaries
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	No. of Properties	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built
Triple-net:
United States
California	23	$—	$70,348	$394,771	$38,072	$70,349	$432,798	$148,787	1998-2021	1923-2021
Colorado	7	—	20,093	240,734	759	20,094	241,474	63,546	2014-2022	1965-2016
Connecticut	5	—	15,430	85,343	—	15,430	85,337	6,591	2018-2025	1959-2015
Delaware	6	27,402	7,829	95,101	7,020	8,697	91,425	26,006	2004-2022	1905-1998
Florida	80	—	138,734	1,074,927	2,011	138,738	1,076,860	125,692	1996-2025	1966-2014
Georgia	3	—	4,349	38,553	1,397	4,349	39,941	9,594	2011-2018	1977-2006
Illinois	9	—	12,984	86,193	143	12,984	86,284	17,489	2006-2022	1900-2013
Indiana	18	—	14,130	260,432	6,072	14,130	254,392	86,631	2001-2021	1976-2015
Kansas	4	—	4,790	74,064	1,232	4,790	75,296	22,996	2011-2022	1988-2015
Massachusetts	9	—	29,428	276,045	6,039	29,428	282,084	53,505	1996-2025	1961-2018
Maryland	9	—	24,004	96,292	1,761	24,004	98,011	24,175	2011-2021	1960-2002
Michigan	10	—	10,152	106,997	39	10,151	106,994	9,343	2018-2025	1960-2013
Missouri	1	—	1,309	11,507	1,776	1,309	13,283	2,488	2021-2022	1963-2010
North Carolina	49	—	38,944	553,499	46,505	38,943	600,005	203,231	1997-2017	1988-2023
New Hampshire	8	82,424	9,359	102,499	16,808	12,474	116,192	10,497	2011-2025	1926-2016
New Jersey	27	53,360	59,453	648,064	75,296	61,643	721,148	183,187	2001-2024	1962-2021
New York	3	—	8,690	36,241	5,312	8,690	41,553	17,570	2001-2022	1963-2002
Ohio	30	—	32,513	217,281	39,588	35,079	254,247	69,978	1997-2021	1971-2020
Oklahoma	7	—	1,505	17,849	3,795	1,505	16,620	9,027	1995-2022	1900-1996
Oregon	1	—	449	5,171	119	449	5,290	3,571	1999-1999	1998-1998
Rhode Island	3	22,090	5,429	19,638	22,596	7,472	24,773	3,484	2011-2011	1963-1975
Pennsylvania	43	5,040	45,388	478,396	5,138	45,600	483,322	121,732	1999-2022	1907-2018
South Carolina	6	—	6,971	22,221	784	6,970	23,006	8,228	1999-2021	1966-1998
Tennessee	3	—	2,171	14,530	767	2,171	15,297	7,010	1998-2022	1998-2007
Texas	138	—	144,536	2,430,547	6,946	144,538	2,437,487	78,678	1996-2025	1950-2024
Utah	1	—	2,150	24,107	—	2,150	24,107	6,378	2015-2015	2014-2014
Virginia	25	26,733	24,765	284,248	14,378	25,643	297,721	90,501	2003-2021	1900-2015
Vermont	2	19,638	402	20,205	4,004	1,153	23,458	2,638	2011-2011	1967-1968
Washington	7	—	16,964	82,433	1,855	16,959	84,265	19,261	1999-2018	1984-2012
Wisconsin	1	—	420	4,006	884	420	4,890	2,753	2001-2001	1991-1991
West Virginia	7	91,659	2,828	191,460	19,009	5,759	207,538	21,505	2011-2022	1979-2007
United Kingdom
United Kingdom	227	—	693,444	3,538,197	385,331	739,011	3,877,961	228,613	2012-2025	1900-2024
Canada
Canada	6	—	14,114	115,924	28,713	17,211	141,540	41,542	2014-2014	1971-2006
Triple-net Total	778	$328,346	$1,464,075	$11,647,475	$744,149	$1,528,293	$12,284,599	$1,726,227

Welltower Inc. and Subsidiaries
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)
			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	No. of Properties	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built
Outpatient Medical:
United States
California	—	$—	$3,800	$—	$—	$3,800	$—	$—	2006-2024	1900-2019
Florida	—	—	—	—	—	—	1,640	—	2006-2022	1974-2006
Georgia	1	—	1,862	—	—	1,862	—	—	2006-2023	1900-2016
North Carolina	2	—	—	22,949	151,531	27,461	147,019	25,693	2018-2022	1971-2021
Nevada	1	—	7,372	22,172	3,597	7,372	25,769	7,005	2006-2020	1991-2017
New York	6	—	36,701	161,861	25,753	36,702	185,533	36,894	2007-2019	1962-2021
Oklahoma	1	—	1,207	18,909	1,459	1,207	20,368	690	2013-2025	1985-2022
Pennsylvania	1	—	3,981	31,706	644	3,981	32,350	9,777	2018-2023	1979-2020
Texas	33	—	65,173	446,344	621,656	106,047	1,026,874	138,432	2006-2025	1900-2025
Outpatient Medical Total	45	$—	$120,096	$703,941	$804,640	$188,432	$1,439,553	$218,491

Welltower Inc. and Subsidiaries
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)
			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	No. of Properties	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built
Assets Held For Sale:
Seniors Housing Operating:	13	$—	$3,096	$50,312	$19,987	$—	$87,740	$—	2010-2025	1900-2009
Triple-Net:	3	—	2,979	35,459	—	—	8,871	—	2010-2018	1988-2000
Outpatient Medical:	81	—	225,548	1,599,606	14	—	1,353,526	—	2006-2025	1900-2025
Assets Held For Sale Total	97	$—	$231,623	$1,685,377	$20,001	$—	$1,450,137	$—

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation (1)
Summary:
Seniors Housing Operating	$2,504,761	$4,265,318	$32,141,686	$9,775,229	$4,964,406	$41,179,633	$8,405,903
Triple-net	328,346	1,464,075	11,647,475	744,149	1,528,293	12,284,599	1,726,227
Outpatient Medical	—	120,096	703,941	804,640	188,432	1,439,553	218,491
Construction in progress	—	—	738,859	—	—	738,859	—

Total continuing operating properties	2,833,107	5,849,489	45,231,961	11,324,018	6,681,131	55,642,644	10,350,621

Assets held for sale	—	231,623	1,685,377	20,001	—	1,450,137	—
Total investments in real property owned	$2,833,107	$6,081,112	$46,917,338	$11,344,019	$6,681,131	$57,092,781	$10,350,621
(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
Investment in real estate:
Beginning balance	$51,299,505	$46,338,171	$41,000,766
Acquisitions and development	18,596,306	5,695,978	5,296,051
Improvements	1,050,263	857,546	517,682
Impairment of assets	(121,283)	(92,793)	(36,097)
Dispositions(1)	(7,694,080)	(1,170,195)	(688,370)
Foreign currency translation and other	643,201	(329,202)	248,139
Ending balance(2)	$63,773,912	$51,299,505	$46,338,171

Accumulated depreciation:
Beginning balance	$10,626,263	$9,274,814	$8,075,733
Depreciation and amortization expenses	2,084,868	1,632,093	1,401,101
Amortization of above market leases	3,432	4,922	5,658
Dispositions and other (1)	(2,469,113)	(316,685)	(237,280)
Foreign currency translation	105,171	31,119	29,602
Ending balance	$10,350,621	$10,626,263	$9,274,814

(1) Includes property dispositions and dispositions of leasehold improvements which are generally fully depreciated. Also includes real properties derecognized upon the reclassification from operating to sales-type leases. During the year ended December 31, 2023, we executed a series of transactions that included the assignment of the leasehold interests in the properties to a newly formed tri-party unconsolidated joint venture and culminated in the closing of the purchase option by the joint venture. The transactions resulted in a gain from the loss of control and derecognition of the leasehold interests.
(2) The unaudited aggregate cost for tax purposes for real property equals $52,251,958,000 at December 31, 2025.

Welltower Inc. and Subsidiaries
Schedule IV - Mortgage Loans on Real Estate
December 31, 2025
			(in thousands)
Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages related to multiple properties located in:
United States - AZ, CA, SC	10.00%	2027	Interest until maturity; Interest paid-in-kind until maturity	$—	$459,945	$454,391	$—
United States - MT, NV, OR, SD, WA, WY	13.65%	2026	Interest only until maturity	—	170,000	168,260	—
United States - MD	9.00%	2026	Interest only until maturity	—	96,000	95,036	—
United Kingdom	7.50%	2027	Interest only until maturity	—	90,754	89,983	—
United States - NJ	9.00%	2027	Interest only until maturity	—	60,263	59,603	—
United States - MT, NV, OR, SD, WA, WY	8.00%	2026	Interest only until maturity	—	40,000	39,590
First mortgages less than three percent of total:
United States - AZ, GA, KS, NC, NJ, NV, NY, TX	6.00% - 15.54%	2026 - 2034	N/A	N/A	N/A	105,822	—
Totals				$—	$916,962	$1,012,685	$—

	Year Ended December 31,
	2025	2024	2023
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$1,520,503	$1,043,252	$697,906
Additions:
Advances on loans	289,342	513,380	313,877
Other additions (1)	70,764	84,886	39,768
Total additions	360,106	598,266	353,645

Deductions:
Collection of principal	(67,040)	(84,824)	(42,415)
Other deductions (2)	(868,039)	(15,608)	—
Change in allowance for credit losses and charge-offs	11,943	(5,858)	(4,706)
Total deductions	(923,136)	(106,290)	(47,121)
Change in balance due to foreign currency translation	55,212	(14,725)	38,822
Balance at end of year	$1,012,685	$1,520,503	$1,043,252
(1) Includes interest added to principal. The year ended December 31, 2024 also includes existing loans for which a first mortgage interest was obtained.
(2) Includes loans satisfied by a conversion to real property owned.