Form 10-Q
period 2026-03-31
WELLTOWER INC.
filed 2026-04-29
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of April 24, 2026, Welltower Inc. had 705,914,450 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	March 31, 2026 (Unaudited)	December 31, 2025 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$6,736,066	$6,681,131
Buildings and improvements	52,873,371	52,058,099
Acquired lease intangibles	2,853,696	2,845,686
Real property held for sale, net of accumulated depreciation	749,426	1,450,137
Construction in progress	764,223	738,859
Less accumulated depreciation and amortization	(10,822,151)	(10,350,621)
Net real property owned	53,154,631	53,423,291
Right of use assets, net	2,023,166	2,158,045
Investments in sales-type leases, net	57,800	497,963
Real estate loans receivable, net of credit allowance	2,567,564	1,831,210
Net real estate investments	57,803,161	57,910,509
Other assets:
Investments in unconsolidated entities	2,045,081	1,809,590
Cash and cash equivalents	4,703,775	5,033,678
Restricted cash	115,518	175,861
Receivables and other assets	2,553,021	2,373,409
Total other assets	9,417,395	9,392,538
Total assets	$67,220,556	$67,303,047

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	15,159,712	16,383,522
Secured debt	2,773,856	2,813,780
Lease liabilities	2,051,273	2,182,993
Accrued expenses and other liabilities	2,306,445	2,719,813
Total liabilities	22,291,286	24,100,108
Redeemable noncontrolling interests	196,411	263,223
Equity:
Common stock	704,860	696,621
Capital in excess of par value	52,409,593	50,898,707
Treasury stock	(22,853)	(14,405)
Cumulative net income	11,762,241	11,033,569
Cumulative dividends	(20,717,700)	(20,197,353)
Accumulated other comprehensive income (loss)	(342,466)	(287,641)
Total Welltower Inc. stockholders’ equity	43,793,675	42,129,498
Noncontrolling interests	939,184	810,218
Total equity	44,732,859	42,939,716
Total liabilities and equity	$67,220,556	$67,303,047
Note: The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Resident fees and services	$2,780,931	$1,864,530
Rental income	453,842	461,567
Interest income	70,929	62,490
Other income	46,224	34,500
Total revenues	3,351,926	2,423,087

Expenses:
Property operating expenses	2,055,420	1,462,390
Depreciation and amortization	622,752	485,869
Interest expense	192,715	144,962
General and administrative expenses	67,474	63,758
Loss (gain) on derivatives and financial instruments, net	—	(3,210)
Loss (gain) on extinguishment of debt, net	727	6,156
Provision for loan losses, net	1,632	(2,007)
Impairment of assets	4,826	52,402
Other expenses	61,137	14,060
Total expenses	3,006,683	2,224,380

Income (loss) from continuing operations before income taxes and other items	345,243	198,707
Income tax (expense) benefit	(11,633)	5,519
Income (loss) from unconsolidated entities	(1,686)	1,263
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	420,400	51,777
Income (loss) from continuing operations	752,324	257,266

Net income (loss)	752,324	257,266
Less: Net income (loss) attributable to noncontrolling interests(1)	23,652	(691)
Net income (loss) attributable to common stockholders	$728,672	$257,957

Weighted average number of common shares outstanding:
Basic	699,837	643,393
Diluted	726,255	653,795

Earnings per share:
Basic:
Income (loss) from continuing operations	$1.07	$0.40
Net income (loss) attributable to common stockholders	$1.04	$0.40

Diluted:
Income (loss) from continuing operations	$1.04	$0.39
Net income (loss) attributable to common stockholders(2)	$1.02	$0.40

Dividends declared and paid per common share	$0.74	$0.67
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$752,324	$257,266

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(379,211)	168,537
Derivative and financial instruments designated as hedges gain (loss)	322,031	(118,291)
Total other comprehensive income (loss)	(57,180)	50,246

Total comprehensive income (loss)	695,144	307,512
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	21,297	(629)
Total comprehensive income (loss) attributable to common stockholders	$673,847	$308,141

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended March 31, 2026
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2026	$696,621	$50,898,707	$(14,405)	$11,033,569	$(20,197,353)	$(287,641)	$810,218	$42,939,716
Comprehensive income:
Net income (loss)				728,672			11,217	739,889
Other comprehensive income (loss)						(54,825)	(1,495)	(56,320)
Total comprehensive income								683,569
Net change in noncontrolling interests		(55,521)					127,626	72,105
Adjustment to members’ interest from change in ownership in Welltower OP		(53,208)					53,208	—
Redemption of OP Units and DownREIT Units	396	61,194					(61,590)	—
Amounts related to stock incentive plans, net of forfeitures	156	22,321	(8,448)					14,029
Net proceeds from issuance of common stock	7,687	1,536,100						1,543,787
Common stock dividends paid					(520,347)			(520,347)
Balances at March 31, 2026	$704,860	$52,409,593	$(22,853)	$11,762,241	$(20,717,700)	$(342,466)	$939,184	$44,732,859

	Three Months Ended March 31, 2025
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2025	$637,002	$40,016,503	$(114,176)	$10,096,724	$(18,320,064)	$(359,781)	$360,158	$32,316,366
Comprehensive income:
Net income (loss)				257,957			(1,789)	256,168
Other comprehensive income (loss)						50,145	(53)	50,092
Total comprehensive income								306,260
Net change in noncontrolling interests		(156,107)					26,379	(129,728)
Adjustment to members’ interest from change in ownership in Welltower OP		(31,806)					31,806	—
Redemption of OP Units and DownREIT Units	554	68,190					(68,744)	—
Amounts related to stock incentive plans, net of forfeitures	128	16,637	(5,331)					11,434
Net proceeds from issuance of common stock	14,404	2,117,486	99,335					2,231,225
Common stock dividends paid					(431,041)			(431,041)
Balances at March 31, 2025	$652,088	$42,030,903	$(20,172)	$10,354,681	$(18,751,105)	$(309,636)	$347,757	$34,304,516

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net income	$752,324	$257,266
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	622,752	485,869
Other amortization expenses	9,670	14,154
Provision for loan losses, net	1,632	(2,007)
Impairment of assets	4,826	52,402
Stock-based compensation expense	18,830	17,505
Loss (gain) on derivatives and financial instruments, net	—	(3,210)
Loss (gain) on extinguishment of debt, net	727	6,156
Loss (income) from unconsolidated entities	1,686	(1,263)
Rental income less than (in excess of) cash received	(75,976)	(43,893)
Amortization related to above (below) market leases, net	(213)	(385)
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(420,400)	(51,777)
Distributions by unconsolidated entities	3,059	4,160
Increase (decrease) in accrued expenses and other liabilities	(192,334)	(105,111)
Decrease (increase) in receivables and other assets	(56,572)	(30,908)
Net cash provided from (used in) operating activities	670,011	598,958

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(1,109,949)	(1,988,958)
Cash disbursed for capital improvements to existing properties	(269,832)	(240,350)
Cash disbursed for construction in progress	(104,772)	(126,187)
Capitalized interest	(8,449)	(11,520)
Investment in loans receivable	(1,382,728)	(19,672)
Principal collected on loans receivable	737,926	100,372
Other investments, net of payments	(4,171)	(59,200)
Contributions to unconsolidated entities	(381,267)	(50,513)
Distributions by unconsolidated entities	45,395	12,395
Net proceeds from net investment hedge settlements	(47,215)	37,831
Proceeds from sales of real property	1,717,876	317,663
Net cash provided from (used in) investing activities	(807,186)	(2,028,139)

Financing activities:
Net proceeds from issuance of senior unsecured notes	19,775	—
Payments to extinguish senior unsecured notes	(1,183,406)	—
Payments on secured debt	(20,630)	(134,277)
Net proceeds from the issuance of common stock	1,544,848	1,992,403
Payments for deferred financing costs and prepayment penalties	(15,421)	(471)
Contributions by noncontrolling interests(1)	20,413	3,586
Distributions to noncontrolling interests(1)	(34,973)	(113,928)
Cash distributions to stockholders	(520,497)	(432,366)
Other financing activities	(9,648)	(6,782)
Net cash provided from (used in) financing activities	(199,539)	1,308,165
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(53,532)	19,844
Increase (decrease) in cash, cash equivalents and restricted cash	(390,246)	(101,172)
Cash, cash equivalents and restricted cash at beginning of period	5,209,539	3,711,457
Cash, cash equivalents and restricted cash at end of period	$4,819,293	$3,610,285

Supplemental cash flow information:
Interest paid	$216,403	$129,033
Income taxes paid (received), net	20,092	11,300

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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to “Welltower” mean Welltower Inc. and references to “Welltower OP” mean Welltower OP LLC. References to “we,” “us” and “our” mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower’s weighted average ownership in Welltower OP was 98.266% for the three months ended March 31, 2026. As of March 31, 2026, Welltower owned 98.159% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 1.841% of outstanding units. We adjust the noncontrolling members’ interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily an indication of the results that may be expected for the year ending December 31, 2026. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
New Accounting Standards
In 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. We are currently evaluating the potential impact of adopting this new standard on our consolidated financial statements and disclosures.
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
Our acquisitions of properties are at times subject to earn out provisions based on the future operating performance of the acquired properties which could result in incremental payments in the future. Our policy is to recognize such contingent consideration with respect to asset acquisitions when the contingency is resolved and the consideration becomes payable. Contingent consideration with respect to business combinations is included in purchase consideration based on the initial estimated fair value. These amounts are included within the total net real estate assets and total liabilities sections of the table below.
The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026				March 31, 2025
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$104,860	$20,880	$40	$125,780	$176,983	$88,247	$19,320	$284,550
Buildings and improvements	822,593	170,184	87,242	1,080,019	1,095,050	1,182,642	1,606	2,279,298
Acquired lease intangibles	38,966	—	10,576	49,542	139,005	7,084	656	146,745
Construction in progress	24,143	—	—	24,143	—	—	—	—
Real property held for sale	452	—	—	452	—	—	—	—
Right of use assets, net	2,794	—	1,222	4,016	3,032	18,389	2,783	24,204
Total net real estate assets	993,808	191,064	99,080	1,283,952	1,414,070	1,296,362	24,365	2,734,797
Receivables and other assets	4,811	—	18	4,829	15,237	—	59	15,296
Total assets acquired(1)	998,619	191,064	99,098	1,288,781	1,429,307	1,296,362	24,424	2,750,093
Secured debt	—	—	—	—	(289,721)	—	—	(289,721)
Lease liabilities	—	—	(1,081)	(1,081)	(3,032)	—	(1,699)	(4,731)
Accrued expenses and other liabilities	(18,047)	—	(440)	(18,487)	(28,507)	(10,233)	(1,589)	(40,329)
Total liabilities acquired	(18,047)	—	(1,521)	(19,568)	(321,260)	(10,233)	(3,288)	(334,781)
Noncontrolling interests	(782)	—	—	(782)	(2,545)	—	—	(2,545)
Non-cash acquisition related activity(2)	(13,879)	(52,966)	(91,637)	(158,482)	(163,627)	(240,075)	(20,107)	(423,809)
Cash disbursed for acquisitions	965,911	138,098	5,940	1,109,949	941,875	1,046,054	1,029	1,988,958
Construction in progress additions	103,303	—	354	103,657	100,242	—	31,328	131,570
Less: Capitalized interest	(8,165)	—	(284)	(8,449)	(9,595)	—	(1,925)	(11,520)
Accruals(3)	365	—	9,199	9,564	1,145	80	4,912	6,137
Cash disbursed for construction in progress	95,503	—	9,269	104,772	91,792	80	34,315	126,187
Capital improvements to existing properties	246,498	11,184	12,150	269,832	219,244	5,639	15,467	240,350
Total cash invested in real property, net of cash acquired	$1,307,912	$149,282	$27,359	$1,484,553	$1,252,911	$1,051,773	$50,811	$2,355,495
(1) Excludes $2,303,000 and $4,502,000 of unrestricted and restricted cash acquired during the three months ended March 31, 2026 and 2025, respectively.
(2) For the three months ended March 31, 2026, relates to the acquisition of assets previously recognized as investments in unconsolidated entities and two properties reclassified from sales-type lease to operating lease (see Note 6 for further details). For the three months ended March 31, 2025, relates to the acquisition of assets previously recognized as investments in unconsolidated entities and the re-issuance of Welltower Inc. treasury shares in lieu of cash consideration.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Barchester Healthcare Acquisition
During October 2025, in a series of transactions, we acquired all of the shares of Mint UK Bidco LLC (“Barchester”). The acquired portfolio consists of 111 properties in the U.K. held in a RIDEA structure managed by Barchester Healthcare and reported in our Seniors Housing Operating segment, 150 properties subject to a triple-net lease with Barchester Healthcare and reported in our Triple-net segment and 21 properties under development which will also be managed by Barchester Healthcare in a RIDEA structure following development completion. Total consideration for the transaction, net of cash acquired, was $6,851,721,000, which includes non-cash consideration of $1,544,747,000 primarily related to OP Units delivered in exchange for the contribution of the shares of the acquired entity.
The transaction was accounted for using the acquisition method of accounting. We continue to finalize the valuation of the assets acquired and liabilities assumed and did not record significant measurement period adjustments during the three months ended March 31, 2026. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of tangible and intangible assets and liabilities acquired, finalizing our review of certain net working capital assets acquired and liabilities assumed, as well as finalizing our review of the tax basis of the acquired assets and liabilities assumed in order to estimate the impact of the acquisition on deferred income taxes. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the date of acquisition. Please refer to Note 3 of the notes to the consolidated financial statements within our 2025 Annual Report on Form 10-K for additional information related to the Barchester acquisition.
Operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $238,782,000 of total revenue from such operations during the quarter ended March 31, 2026.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
HC-One Group Acquisition
On October 24, 2025, we acquired all of the shares of HC-One Topco Limited (“HC-One”) via a share purchase agreement. HC-One operates 282 seniors housing properties in the U.K. including owned properties and leasehold interests. All properties continue to be managed by HC-One as of March 31, 2026 and are reported within our Seniors Housing Operating segment. Total consideration for the transaction, net of cash acquired, was $1,646,860,000, which includes $908,605,000 related to the settlement of existing contractual arrangements between us and HC-One and was primarily attributable to the settlement of our existing real estate loan receivable of $882,326,000, as well as the settlement of equity warrants and an equity interest previously held by us and resulted in reduced cash consideration.
The transaction was accounted for using the acquisition method of accounting. We continue to finalize the valuation of the assets acquired and liabilities assumed and did not record significant measurement period adjustments during the three months ended March 31, 2026. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of tangible and intangible assets and liabilities acquired, finalizing our review of certain net working capital assets acquired and liabilities assumed, as well as finalizing our review of the tax basis of the acquired assets and liabilities assumed in order to estimate the impact of the acquisition on deferred income taxes. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the date of acquisition. Please refer to Note 3 of the notes to the consolidated financial statements within our 2025 Annual Report on Form 10-K for additional information related to the HC-One acquisition.
Operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $289,149,000 of total revenue from such operations during the quarter ended March 31, 2026.
Pro Forma Financial Information
The following pro forma financial information presents consolidated financial information as if the Barchester and HC-One transactions occurred on January 1, 2025. In the opinion of management, all significant necessary adjustments to reflect the effect of the transactions have been made. The following unaudited pro forma information is not indicative of future operations (in thousands):

Three Months Ended
March 31, 2025
Pro forma revenues	$2,889,227
Pro forma net income attributable to common stockholders	$151,566

Per share data (diluted)
Net income attributable to common stockholders (as reported)	$0.40
Net income attributable to common stockholders (pro forma)	$0.23
Pro forma net income attributable to common stockholders and net income attributable to common stockholders per diluted share are impacted by the acquired lease intangibles that have a weighted average amortization period of two years.
Triple-net Acquisition
In February 2025, we acquired 48 skilled nursing facilities for a total purchase price of $990,908,000, which included $750,833,000 of cash consideration and $240,075,000 of common stock consideration. The acquired properties were leased either to Avir Health Group or Aviata Health Group under long-term triple-net leases.
Significant Acquisitions Subsequent to March 31, 2026
On April 1, 2026, we acquired a Canadian portfolio of 34 seniors housing communities operated by Amica Senior Lifestyles for a purchase price of C$4.0 billion. In addition, we acquired ownership interests in four unconsolidated properties for C$38 million, representing our share of the real estate less secured debt. The April 1, 2026 transaction was funded through the assumption of C$567 million of secured debt, with the remaining funded with cash on hand. Additionally, we entered into forward purchase agreements to acquire five properties currently under development for C$1 billion, contingent upon completion of construction.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Development projects:
Seniors Housing Operating	$78,014	$132,210
Outpatient Medical	—	175,046
Total development projects	78,014	307,256
Expansion projects	—	106
Total construction in progress conversions	$78,014	$307,362
4. Intangible Assets and Goodwill
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Gross acquired lease intangibles	$2,853,696	$2,845,686
Accumulated amortization	(2,069,546)	(1,936,939)
Net book value	$784,150	$908,747

Liabilities:
Below market tenant leases	$16,366	$25,546
Accumulated amortization	(10,323)	(18,825)
Net book value	$6,043	$6,721
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental income related to (above)/below market tenant leases, net	$125	$(162)
Amortization related to in-place lease intangibles and lease commissions	(161,539)	(108,983)
Goodwill
The change in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Seniors Housing Operating	Outpatient Medical	Total
Balance at December 31, 2025	$277,995	$68,321	$346,316

Acquisition measurement period adjustments	$2,117	$—	$2,117
Effect of foreign currency translation	(5,526)	—	(5,526)
Balance at March 31, 2026	$274,586	$68,321	$342,907
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
At March 31, 2026, 16 Seniors Housing Operating properties, two Triple-net properties and 21 Outpatient Medical properties, with an aggregate real estate balance of $749,426,000, were classified as held for sale. In addition to the real estate owned, right of use assets, net of $21,621,000, lease liabilities of $16,663,000, secured debt balances of $22,014,000, other assets of $11,260,000 and other liabilities of $39,160,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to these held for sale properties are approximately $1,040,789,000.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to the estimated fair market value and an impairment charge is recognized. Properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value. During the three months ended March 31, 2026, we recorded impairment charges of $4,826,000 related to one Seniors Housing Operating property, one Triple-net property and four Outpatient Medical properties. During the three months ended March 31, 2025, we recorded $52,402,000 of impairment charges related to six Seniors Housing Operating properties and four Triple-net properties.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income from continuing operations before income taxes and other items from properties sold or classified as held for sale as of March 31, 2026 of $27,562,000 and $42,845,000 for the same respective period in 2025.
Outpatient Medical Portfolio Disposition
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated Outpatient Medical properties for approximately $7.2 billion. Net proceeds are expected to total approximately $6.0 billion following the reinvestment of a portion of the gross proceeds into a mandatorily redeemable preferred interest investment recorded as a real estate loan receivable at fair value, accompanied by a profits interest. The disposition has and will continue to occur in tranches expected to close through mid-2026, and some properties are subject to right of first refusals held by joint venture partners or ground lessors, which could result in separate sale transactions without mandatorily redeemable preferred equity investment or accompanying profits interest. The properties met the criteria to be classified as held for sale as of September 30, 2025 and we expect to recognize a gain on the sale of the total portfolio. We assessed this transaction and concluded that the disposal of Outpatient Medical properties does not constitute a strategic shift that has a major effect on our operations and financial results.
During the three months ended March 31, 2026, we disposed of 60 properties related to the definitive agreement, with an aggregate gain on real estate dispositions of $446,574,000. Total sales price related to these properties was $1,377,450,000, which included non-cash consideration of $113,395,000 representing the initial fair value of the mandatorily redeemable preferred interest investment retained. Through March 31, 2026, we have disposed of 301 properties related to the definitive agreement.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Real estate dispositions:(1)
Seniors Housing Operating	$14,288	$289,755
Triple-net(2)	518,326	181,940
Outpatient Medical	831,763	—
Total dispositions	1,364,377	471,695
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net(3)	445,824	51,777
Net other assets/(liabilities) disposed	21,070	(468)
Non-cash consideration(4)	(113,395)	(205,341)
Cash proceeds from real estate dispositions	$1,717,876	$317,663
(1) Dispositions occurring during the three months ended March 31, 2025 included the disposition of unconsolidated equity method investments related to our Chartwell joint ventures. See disclosure below for further information.
(2) The three months ended March 31, 2026 excludes $77,274,000 of net real property derecognized related to six properties upon the reclassification from operating to sales-type leases (see Note 6 for additional details). During the three months ended March 31, 2025, includes $172,260,000 related to four properties previously classified as sales-type leases for which the underlying properties were sold and the sales-type leases terminated.
(3) The three months ended March 31, 2026 excludes the $25,424,000 loss recognized as a result of the reclassification of leases from operating to sales-type for six properties. The three months ended March 31, 2025 includes a $2,564,000 gain recognized for four properties previously classified as sales-type leases for which the underlying properties were sold.
(4) Non-cash consideration for the three months ended March 31, 2026 relates to the retained preferred interest for our Outpatient Medical portfolio disposition. Non-cash consideration for the three months ended March 31, 2025 includes the fair value of the equity method investment attributed to the 16 sold Chartwell properties, as well as the value of our contribution of six consolidated properties to our seniors housing investment fund (see Note 8 for further details).

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
In conjunction with the transaction, operations for the 23 now wholly owned properties, along with operations for two other existing wholly-owned properties, transitioned to Cogir Senior Living (“Cogir”).
6. Leases
Lessee
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Three Months Ended
	Classification	March 31, 2026	March 31, 2025
Operating lease cost:(1)
Real estate lease expense	Property operating expenses	$33,425	$23,406
Non-real estate investment lease expense	General and administrative expenses	1,630	1,484
Financing lease cost:
Amortization of leased assets	Property operating expenses	4,610	1,229
Interest on lease liabilities	Interest expense	6,472	1,232
Total		$46,137	$27,351
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	March 31, 2026	December 31, 2025
Right of use assets:
Operating leases - real estate	Right of use assets, net	$1,422,203	$1,537,490
Financing leases - real estate	Right of use assets, net	600,963	620,555
Real estate right of use assets, net		2,023,166	2,158,045
Operating leases - non-real estate investments	Receivables and other assets	24,105	25,073
Total right of use assets, net		$2,047,271	$2,183,118

Lease liabilities:
Operating leases		$1,528,863	$1,642,849
Financing leases		522,410	540,144
Total		$2,051,273	$2,182,993
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, typically include some form of operating expense reimbursement by the tenant. For the three months ended March 31, 2026, we recognized $453,842,000 of rental income related to operating leases, of which $19,568,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the three months ended March 31, 2025, we recognized $461,567,000 of rental income related to operating leases, of which $57,560,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606. Within that reportable segment, we also recognize revenue from residential wellness housing leases in accordance with ASC 842. The amount of revenue related to these leases was $231,571,000 and $185,225,000 for the three months ended March 31, 2026 and 2025, respectively.
Sales-Type Leases
At December 31, 2025, 30 properties leased to Integra Healthcare Properties (“Integra”) under a long-term master lease were classified as sales-type leases due to the expected exercise by the respective subtenants of purchase options related to these properties.
During the three months ended March 31, 2026, an additional six properties leased to Integra were reclassified from operating to sales-type leases. In conjunction with this reclassification, a loss of $25,424,000 was recognized in gain (loss) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. Additionally, we completed the sale of 28 properties for net proceeds of $454,620,000, which was recognized in proceeds from sales of real property in the Consolidated Statements of Cash Flows and reclassified two properties from sales-type lease back to operating lease as a result of the exercise of the purchase option by the subtenant no longer being reasonably assured. As of March 31, 2026, there were six properties that remained classified as sales-type leases, all of which were sold in April 2026.
At December 31, 2024, four properties were classified as sales-type leases. During the three months ended March 31, 2025, these properties were sold and we recognized net proceeds of $174,824,000, which was included in proceeds from sales of real property in the Consolidated Statements of Cash Flows.
We recognized $8,077,000 and $2,111,000 of interest income related to investments in sales-type leases during the three months ended March 31, 2026 and March 31, 2025, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of the risk of credit loss. Accrued interest receivable was $30,725,000 and $23,497,000 as of March 31, 2026 and December 31, 2025, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets.
The following is a summary of our loans receivable as of the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Mortgage loans	$1,639,243	$1,021,355
Other real estate loans	948,031	827,742
Allowance for credit losses on real estate loans receivable	(19,710)	(17,887)
Real estate loans receivable, net of credit allowance	2,567,564	1,831,210
Non-real estate loans	291,143	258,205
Allowance for credit losses on non-real estate loans receivable	(6,937)	(7,150)
Non-real estate loans receivable, net of credit allowance	284,206	251,055
Total loans receivable, net of credit allowance	$2,851,770	$2,082,265
The following is a summary of our loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Advances on loans receivable	$1,382,728	$19,672
Less: Receipts on loans receivable	737,926	100,372
Net cash advances (receipts) on loans receivable	$644,802	$(80,700)

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2026, we provided two mortgage loans collateralized by a first mortgage lien in the aggregate principal amount of $895,000,000, each collateralized by a portfolio of skilled nursing facilities. The loans bear interest at 8% per annum.
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
For the remaining loans, we generally assess credit loss on a collective pool basis and use our historical loss experience for similar loans and expectations of future performance of the borrowers to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	March 31, 2026
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans(1)	2007 - 2019	$130,184	$(8,039)	$122,145	5
Collective loan pool	2010 - 2021	102,317	(693)	101,624	17
Collective loan pool	2022	95,471	(646)	94,825	13
Collective loan pool	2023	59,239	(401)	58,838	5
Collective loan pool	2024	58,615	(397)	58,218	7
Collective loan pool	2025	1,067,225	(7,228)	1,059,997	13
Collective loan pool	2026	1,365,366	(9,243)	1,356,123	9
Total loans		$2,878,417	$(26,647)	$2,851,770	69

(1) Interest recognized on loans classified as deteriorated loans as of the end of the respective reporting period was $3,733,000 for the three months ended March 31, 2026.
During the year ended December 31, 2025, we reclassified the entirety of the secured notes receivable from Genesis to the deteriorated loan category following Genesis’s initiation of Chapter 11 bankruptcy proceedings. The carrying value of the outstanding notes as of March 31, 2026 is $120,806,000. The notes receivable were evaluated on an individual basis to determine the appropriateness of the allowance for credit losses, which included an estimate of collectability, collateral valuation and the anticipated recovery through the bankruptcy process.
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the activity within the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$25,037	$33,797
Provision for loan losses, net	1,632	(2,007)
Effect of foreign currency	(22)	311
Balance at end of period	$26,647	$32,101
8. Investments in Unconsolidated Entities
We participate in a number of joint ventures, which generally invest in seniors housing and healthcare real estate. Our share of the results of operations for these properties has been included in our consolidated results of operations from the date of acquisition by the joint ventures and is reflected in our Consolidated Statements of Comprehensive Income as income or loss from unconsolidated entities. The following is a summary of our investments in unconsolidated entities (dollars in thousands):

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage Ownership (1)	March 31, 2026	December 31, 2025
Seniors Housing Operating	8% to 95%	$1,518,195	$1,466,832
Triple-net	20% to 20%	19,566	19,055
Outpatient Medical	15% to 50%	128,359	221,808
Non-segment/Corporate	32% to 88%	378,961	101,895
Total		$2,045,081	$1,809,590
(1) As of March 31, 2026 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
We own interests in certain entities that provide comprehensive property management services with respect to certain of our Seniors Housing Operating properties. We pay management fees to these entities based on management agreements, plus if applicable, positive or negative adjustments based on specified performance targets. For the three months ended March 31, 2026 and 2025, we incurred fees of $25,877,000 and $19,994,000, respectively, that are reflected within property operating expenses within our Consolidated Statements of Comprehensive Income.
At March 31, 2026, the aggregate unamortized basis difference of our joint venture investments of $183,127,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 20 properties as of March 31, 2026 for the development and construction of certain properties that have a carrying value of $802,391,000. We believe that such borrowers typically represent variable interest entities (“VIEs”) in accordance with ASC 810, “Consolidation.” VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $35,459,000 related to these investments.
In January 2025, we announced the formation of a private funds management business in conjunction with the launch of the Seniors Housing Fund I LP (the “Fund”). The Fund was formed with the intent to invest in U.S. seniors housing properties that are either stable or with a near-term path to stabilization. Welltower serves as the general partner and asset manager and has a limited partner interest in the Fund, which is unconsolidated due to certain rights held by third-party limited partners. Our unconsolidated investment balance in the Fund was $222,327,000 and $185,482,000 as of March 31, 2026 and December 31, 2025, respectively. The Fund investment and related income from operations is classified within our Seniors Housing Operating segment.
In January 2026, we announced the formation of our Seniors Housing Debt Fund (“Debt Fund”), which was formed to invest in seniors housing real estate-related mortgage loans and debt-like security portfolios within the U.S. Welltower serves as the general partner and asset manager and has a limited partner interest in the Debt Fund, which is unconsolidated due to certain rights held by third-party limited partners. As of March 31, 2026, our unconsolidated investment balance in the Debt Fund was $306,383,000. The Debt Fund investment and related income from operations is classified as Non-segment/Corporate.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2026, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship:(1)	Number of Properties	Total NOI	Percent of NOI(2)
Barchester	283	$143,461	11%
Cogir Senior Living	176	101,135	8%
Care UK	271	84,791	7%
Avir Health Group	131	73,255	6%
Sunrise Senior Living	80	56,820	4%
Remaining portfolio	1,717	837,044	64%
Totals	2,658	$1,296,506	100%
(1) Cogir, Care UK and Sunrise Senior Living are in our Seniors Housing Operating segment. Avir Health Group is in our Triple-net segment. Barchester is in both our Seniors Housing Operating and Triple-net segments.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(2) NOI with our top five relationships comprised 26% of total NOI for the year ended December 31, 2025.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At March 31, 2026, we had a primary unsecured credit facility with a consortium of 32 banks that included a $6,250,000,000 unsecured revolving credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at March 31, 2026) and a $4,250,000,000 tranche that matures on March 6, 2030 (none outstanding at March 31, 2026). The unsecured revolving credit facility may be increased, subject to certain conditions and lender commitments, by up to an additional $1,250,000,000. The $4,250,000,000 tranche may be extended, at our option, for two successive six month periods. The primary unsecured credit facility also allows us to borrow up to $1,750,000,000 in alternative currencies (none outstanding at March 31, 2026). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate (“SOFR”) interest rate. Based on our current credit ratings and annual sustainability results, the loans under the unsecured revolving credit facility currently bear interest at 0.655% over the SOFR rate at March 31, 2026. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. This fee depends on our debt ratings and annual sustainability results and was 0.120% at March 31, 2026.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $3,000,000,000 (none outstanding at March 31, 2026).
The following information relates to aggregate borrowings for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance outstanding at quarter end	$—	$—
Gross borrowings	250	—
Gross repayments	(250)	—
Maximum amount outstanding at any month end	—	—
Average amount outstanding (total of daily principal balances divided by days in period)	3	—
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	3.95%	—%
11. Senior Unsecured Notes and Secured Debt
At March 31, 2026, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Other Financial Obligations (4)	Totals
2026(5)	$2,668,941	$227,324	$1,158	$2,897,423
2027(6)	714,980	351,366	1,621	1,067,967
2028(7)	2,525,010	189,887	1,713	2,716,610
2029	2,179,674	416,690	1,810	2,598,174
2030	1,750,000	157,587	1,913	1,909,500
Thereafter(8)	5,459,100	1,195,668	246,304	6,901,072
Total principal balance	15,297,705	2,538,522	254,519	18,090,746
Unamortized discounts and premiums, net	(22,237)	—	—	(22,237)
Unamortized debt issuance costs, net	(69,395)	(12,978)	—	(82,373)
Fair value adjustments and other, net	(46,361)	(122,568)	116,361	(52,568)
Total carrying value of debt	$15,159,712	$2,402,976	$370,880	$17,933,568
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.94% and 3.79% as of March 31, 2026 and March 31, 2025, respectively.
(2) Senior unsecured notes are generally issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(3) Annual interest rates range from 1.51% to 6.90%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 4.04% and 4.08% as of March 31, 2026 and March 31, 2025, respectively. Gross real property value of the properties securing the debt totaled $6,124,725,000 at March 31, 2026.
(4) Other financial obligations represent liabilities related to failed sale leasebacks acquired, which include an aggregate effective interest rate of 5.39%.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(5) Includes $2,747,615,000 of Canadian-denominated unsecured term loans (approximately $1,968,941,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2026). The term loans mature on October 9, 2026, and bear interest at adjusted Canadian Overnight Repo Rate Average plus 0.70% (3.28% at March 31, 2026).
(6) Includes $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $214,980,000 based on the Canadian/U.S. Dollar exchange rate in effect on March 31, 2026).
(7) Includes £550,000,000 of 4.80% senior unsecured notes due 2028 (approximately $725,010,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2026).
(8) Includes £500,000,000 of 4.50% senior unsecured notes due 2034 (approximately $659,100,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2026).

The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance	$16,526,245	$13,326,465
Debt issued	19,775	—
Debt extinguished	(1,183,406)	—
Effect of foreign currency	(64,909)	39,665
Ending balance	$15,297,705	$13,366,130
In April 2026, we repaid our $700,000,000 4.25% senior unsecured notes at maturity.
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
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.750% exchangeable senior unsecured notes maturing May 15, 2028 (the “2028 Exchangeable Notes”) unless earlier exchanged, purchased or redeemed. In July 2024, Welltower OP issued $1,035,000,000 aggregate principal amount of 3.125% exchangeable senior unsecured notes maturing July 15, 2029 (the “2029 Exchangeable Notes”) unless earlier exchanged, purchased or redeemed. These notes are referred to collectively as the “Exchangeable Notes.”
The following is a summary of the outstanding exchangeable features:

	Number of shares of Welltower Inc. Common Stock into which $1,000 of Principal is Exchangeable(1)	Approximate Equivalent Exchange Price per Share(1)	Exchangeable Date

2028 Exchangeable Notes	10.5213	$95.05	November 15, 2027
2029 Exchangeable Notes	7.8265	$127.77	January 15, 2029
(1) The exchange rate is subject to adjustment upon the occurrence of specified events, including in the event of the payment of a quarterly dividend in excess of a specified amount, but will not be adjusted for any accrued and unpaid interest. The amounts presented reflect the impact of the exchange rate adjustments resulting from the actual dividend rates paid.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The Exchangeable Notes were exchangeable as of March 31, 2026. There were not any Exchangeable Notes presented for exchange during the three months ended March 31, 2026 and 2025.
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
The following is a summary of the components of the outstanding Exchangeable Notes as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes	2029 Exchangeable Notes
Principal	$1,035,000	$1,035,000	$1,035,000	$1,035,000
Less: unamortized debt issuance costs	9,783	13,115	10,951	14,112
Net carrying value included in senior unsecured notes	$1,025,217	$1,021,885	$1,024,049	$1,020,888
The following is a summary of our interest expense recognized related to the Exchangeable Notes for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$15,202	$15,202
Amortization of debt issuance costs	2,165	2,183
Total interest expense	$17,367	$17,385
The following is a summary of our secured debt principal activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance	$2,573,080	$2,467,223
Debt assumed	—	316,869
Debt extinguished	(3,574)	(119,833)
Principal payments	(16,625)	(14,444)
Effect of foreign currency	(14,359)	2,355
Ending balance	$2,538,522	$2,652,170

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2026, we were in compliance in all material respects with all of the covenants under our debt agreements.
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

WELLTOWER INC. AND SUBSIDIARIES
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $59,555,000. As of March 31, 2026, the unamortized loss amount was $44,106,000. In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap became effective in June 2025 and matures in December 2030. As of March 31, 2026, the carrying amount of the notes, exclusive of the hedge, was $744,899,000. The fair value of the swap as of March 31, 2026 was $2,255,000 and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into earnings over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately recognized in the Consolidated Statements of Comprehensive Income. Approximately $2,562,000 of losses, which are included in other comprehensive income (“OCI”), are expected to be reclassified into earnings in the next 12 months.
Cash flows from derivatives accounted for as a fair value or cash flow hedge are classified in the same category as the cash flows from the items being hedged in the Consolidated Statements of Cash Flows.
Foreign Currency Forwards Contracts and Cross Currency Swap Contracts Designated as Net Investment Hedges
We use foreign currency forward and cross currency swap contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.
During the three months ended March 31, 2026 and 2025, we settled certain net investment hedges necessitating cash payments of $47,215,000 and generating cash proceeds of $36,671,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
Cross Currency Swap Contracts Designated as Fair Value Hedges
We have entered into cross currency swaps to economically convert a portion of our British Pounds Sterling-denominated debt exposure into U.S. dollars and to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges of changes in the fair value of the hedged debt attributable to changes in spot foreign exchange rates. We record the cross currency swaps at fair value in our Consolidated Balance Sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in spot foreign exchange rates, along with the changes in the carrying value of the hedged debt due to changes in spot foreign exchange rates, are recorded in interest expense in the Consolidated Statements of Comprehensive Income and substantially offset each other.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Equity Warrants
We received equity warrants through our lending activities, which were accounted for as loan origination fees. The warrants provided us the right to participate in the capital appreciation of the underlying HC-One Group real estate portfolio above a designated price upon liquidation and contain net settlement terms qualifying as derivatives. The warrants were classified within receivables and other assets on our Consolidated Balance Sheets and were measured at fair value with changes in fair value being recognized within loss (gain) on derivatives and financial instruments, net in our Consolidated Statements of Comprehensive Income. Please refer to Note 3 for information related to consideration for the HC-One acquisition, which included the settlement of the outstanding warrants.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$6,251,059	$5,702,699
Denominated in Pounds Sterling	£8,830,708	£8,830,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$—	$250,000
Denominated in Pounds Sterling	£500,000	£1,050,000

Derivatives designated as fair value hedges:
Denominated in Pounds Sterling	£550,000	£—

Interest rate swaps and caps designated as cash flow hedges:
Denominated in Canadian Dollars (1)	$32,000	$32,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$2,827,565	$2,827,565
(1) At March 31, 2026, the maximum maturity date was May 19, 2027.

The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended March 31,
Description	Location	2026	2025
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$(2,123)	$10,891
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(28,652)	$(525)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$—	$3,210
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$322,031	$(118,291)
13. Commitments and Contingencies
At March 31, 2026, we had 23 outstanding letter of credit obligations totaling $47,632,000 and expiring between 2026 and 2027. At March 31, 2026, we had outstanding construction in progress of $764,223,000 and were committed to providing additional funds of approximately $476,431,000 to complete construction. Additionally, at March 31, 2026, we had outstanding investments classified as in substance real estate of $802,391,000 and were committed to provide additional funds of $35,459,000 (see Note 8 for additional information).
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
been met under these agreements as of March 31, 2026, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $406,505,000.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2026	December 31, 2025
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	1,400,000,000
Issued shares	704,870,377	696,631,868
Outstanding shares	704,686,814	696,507,255
Common Stock
In October 2025, we entered into an equity distribution agreement whereby we can offer and sell up to $7,500,000,000 aggregate amount of our common stock, which replaced our prior equity distribution agreement dated March 28, 2025 (collectively, along with other previous agreements, referred to as the “ATM Program”). The ATM Program allows us to enter into forward sale agreements (none outstanding at March 31, 2026). As of March 31, 2026, we had $4,225,668,000 of remaining capacity under the ATM Program. During April 2026, we sold 1,243,970 shares of common stock under the ATM Program.
The following is a summary of our common stock issuances during the three months ended March 31, 2026 and 2025 (in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2025 Option exercises	16,418	$72.06	$1,183	$1,183
2025 ATM Program issuances	14,389,086	139.11	2,001,646	1,991,220
2025 Equity issuance (1)	1,563,904	153.51	240,075	240,075
2025 Redemption of OP Units and DownREIT Units	554,681		—	—
2025 Stock incentive plans, net of forfeitures	75,637		—	—
2025 Totals	16,599,726		$2,242,904	$2,232,478

2026 Option exercises	5,076	$65.41	$332	$332
2026 ATM Program issuances	7,682,832	202.68	1,557,174	1,544,516
2026 Redemption of OP Units and DownREIT Units	395,565		—	—
2026 Stock incentive plans, net of forfeitures	96,086		—	—
2026 Totals	8,179,559		$1,557,506	$1,544,848
(1) Relates to the re-issuance of treasury shares in lieu of cash consideration for the acquisition of real property. Please see Note 3 for additional information.
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2026		March 31, 2025
	Per Share	Amount	Per Share	Amount
Common stock	$0.74	$520,347	$0.67	$431,041

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Foreign currency translation	$(975,449)	$(598,593)
Derivative and financial instruments designated as hedges	632,983	310,952
Total accumulated other comprehensive income (loss)	$(342,466)	$(287,641)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan (“2022 Plan”), which initially authorized up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board. No further awards were granted under the 2016 Long-Term Incentive Plan after March 28, 2022; however, awards granted under the 2016 Long-Term Incentive Plan prior to March 28, 2022 continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. In April 2025, our Board of Directors adopted, subject to shareholder approval obtained in May 2025, an amendment to the 2022 Plan (the “Amended and Restated Plan”), primarily to increase the aggregate number of shares of common stock authorized for issuance by 10,000,000 shares, bringing the total of shares authorized under the plan to 20,000,000 shares.
During the fourth quarter of 2025, the Board approved the 10-Year Executive Continuity and Alignment Program (the “10-Year ECAP”) and granted awards of LTIP Units of Welltower OP (“LTIP Units”) to named executive officers and executive vice presidents. LTIP Units granted under the 10-Year ECAP become redeemable or exchangeable for shares of our common stock subject to and following the lapse of certain restrictions on transferability, repurchase rights and clawback obligations and are classified as equity awards. The LTIP Units were fully vested on the date of grant for accounting purposes, but remain subject to redemption restrictions, restrictions on transferability, repurchase rights and clawback obligations subject to service-based requirements and/or to achievement of predetermined market conditions (with respect to performance-based LTIP Units). Incremental compensation cost is recognized over the ten-year period during which the related service conditions affecting restrictions on redemptions and transferability and market-conditions are satisfied. Please refer to our 2025 Annual Report on Form 10-K and 2026 Definitive Proxy Statement on Schedule 14A for additional information regarding the 10-Year ECAP.
The following table summarizes compensation expense recognized for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$396	$1,389
Restricted stock units	7,778	16,116
LTIP Units - 10-Year ECAP	10,656	—
Total compensation expense	$18,830	$17,505

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator for basic earnings per share - net income attributable to common stockholders	$728,672	$257,957

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	12,909	950
Numerator for diluted earnings per share	$741,581	$258,907

Denominator for basic earnings per share - weighted average shares	699,837	643,393
Effect of dilutive securities:
Employee stock options	799	559
Unvested restricted shares and units	5,620	2,976
OP Units and DownREIT Units	11,495	2,467
Employee stock purchase program	16	20
Exchangeable Notes	8,488	4,380
Dilutive potential common shares	26,418	10,402
Denominator for diluted earnings per share - adjusted weighted average shares	726,255	653,795

Basic earnings per share	$1.04	$0.40
Diluted earnings per share	$1.02	$0.40
17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information. The three levels are defined below:
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in sales-type leases, net	$57,800	$57,800	$497,963	$497,963
Mortgage loans receivable	1,614,337	1,628,885	998,699	1,008,879
Other real estate loans receivable	953,227	912,099	832,511	803,247
Cash and cash equivalents	4,703,775	4,703,775	5,033,678	5,033,678
Restricted cash	115,518	115,518	175,861	175,861
Non-real estate loans receivable	284,206	280,649	251,055	245,415
Foreign currency forward contracts, interest rate swaps and cross currency swaps	93,264	93,264	43,223	43,223

Financial liabilities:
Senior unsecured notes	$15,159,712	$16,674,239	$16,383,522	$17,872,001
Secured debt	2,773,856	2,741,154	2,813,780	2,768,807
Foreign currency forward contracts, interest rate swaps and cross currency swaps	156,161	156,161	416,210	416,210

Redeemable DownREIT Unitholder interests	$—	$—	$72,497	$72,497
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

	Fair Value Measurements as of March 31, 2026
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability)(1)	$(62,897)	$—	$(62,897)	$—
(1) Please see Note 12 for additional information.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired, consolidated, exchanged or assumed (see Note 3 for related business combination acquisitions). Asset impairments (if applicable, see Note 5 for impairments of real property, Note 7 for impairments of loans receivable and Note 8 for impairments of investments in unconsolidated entities) are also measured at fair value on a nonrecurring basis. We have determined that the fair value

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and are generally Level 3 inputs. We estimate the fair value of real estate and related intangible assets acquired in asset acquisitions and business combinations using the income approach and unobservable data, such as net operating income, estimated capitalization and discount rates which are Level 3 inputs. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions or business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.
18. Segment Reporting
We invest in seniors housing and healthcare real estate. We evaluate our business and make resource allocations for our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include wellness housing, assisted living communities, independent living, continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof. Seniors Housing Operating properties that are deemed qualified healthcare properties are owned and operated through RIDEA structures (see Note 19). Our Triple-net properties include the property types described above as well as long-term/post-acute care facilities. Under the Triple-net segment, we invest in seniors housing and healthcare real estate through acquisition of single tenant properties. Properties acquired are generally leased under triple-net leases and we are not involved in the management of the property. Prior to the Outpatient Medical Portfolio Disposition discussed in Note 5, our Outpatient Medical properties were typically leased to multiple tenants and generally required a certain level of property management. Our remaining Outpatient Medical portfolio, exclusive of held for sale properties, primarily consists of properties triple-net leased to healthcare providers.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. All inter-segment transactions are eliminated.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the three months ended March 31, 2026 (in thousands):

Three Months Ended March 31, 2026	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$2,780,931	$—	$—	$—	$2,780,931
Rental income	—	383,803	70,039	—	453,842
Interest income	—	8,077	—	62,852	70,929
Other income	9,443	232	1,093	35,456	46,224
Total revenues	2,790,374	392,112	71,132	98,308	3,351,926

Property operating expenses	2,015,361	7,806	17,833	14,420	2,055,420
Consolidated net operating income (loss)	$775,013	$384,306	$53,299	$83,888	1,296,506

Depreciation and amortization					622,752
Interest expense					192,715
General and administrative expenses					67,474
Loss (gain) on extinguishment of debt, net					727
Provision for loan losses, net					1,632
Impairment of assets					4,826
Other expenses					61,137
Income (loss) from continuing operations before income taxes and other items					345,243
Income tax (expense) benefit					(11,633)
Income (loss) from unconsolidated entities					(1,686)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					420,400
Income (loss) from continuing operations					752,324
Net income (loss)					$752,324
The following table summarizes significant expense categories by segment for the three months ended March 31, 2026 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$1,248,229	$28	$3,277	$—	$1,251,534
Utilities	121,594	83	3,325	—	125,002
Food	102,531	—	—	—	102,531
Repairs and maintenance	79,672	129	2,800	—	82,601
Property taxes	72,697	5,803	5,231	—	83,731
Other segment expenses(1)	390,638	1,763	3,200	14,420	410,021
Total property operating expenses	$2,015,361	$7,806	$17,833	$14,420	$2,055,420

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,864,530	$—	$—	$—	$1,864,530
Rental income	—	252,688	208,879	—	461,567
Interest income	—	2,111	—	60,379	62,490
Other income	3,341	231	2,137	28,791	34,500
Total revenues	1,867,871	255,030	211,016	89,170	2,423,087

Property operating expenses	1,384,684	8,818	64,606	4,282	1,462,390
Consolidated net operating income (loss)	$483,187	$246,212	$146,410	$84,888	960,697

Depreciation and amortization					485,869
Interest expense					144,962
General and administrative expenses					63,758
Loss (gain) on derivatives and financial instruments, net					(3,210)
Loss (gain) on extinguishment of debt, net					6,156
Provision for loan losses, net					(2,007)
Impairment of assets					52,402
Other expenses					14,060
Income (loss) from continuing operations before income taxes and other items					198,707
Income tax (expense) benefit					5,519
Income (loss) from unconsolidated entities					1,263
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					51,777
Income (loss) from continuing operations					257,266
Net income (loss)					$257,266
The following table summarizes significant expense categories by segment for the three months ended March 31, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$818,164	$12	$13,695	$—	$831,871
Utilities	89,927	94	13,881	—	103,902
Food	71,805	—	—	—	71,805
Repairs and maintenance	52,983	29	11,543	—	64,555
Property taxes	61,933	5,967	18,244	—	86,144
Other segment expenses(1)	289,872	2,716	7,243	4,282	304,113
Total property operating expenses	$1,384,684	$8,818	$64,606	$4,282	$1,462,390

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

The following table summarizes our total assets by segment for the periods presented (in thousands):

	As of
	March 31, 2026		December 31, 2025
Assets:	Amount	%	Amount	%
Seniors Housing Operating	$42,769,806	63.6%	$42,014,932	62.4%
Triple-net	12,871,092	19.1%	13,448,058	20.0%
Outpatient Medical	2,404,025	3.6%	3,322,225	4.9%
Non-segment/Corporate	9,175,633	13.7%	8,517,832	12.7%
Total	$67,220,556	100.0%	$67,303,047	100.0%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2026		March 31, 2025
Revenues:	Amount	%	Amount	%
United States	$2,067,124	61.7%	$1,889,335	78.0%
United Kingdom	1,083,186	32.3%	375,507	15.5%
Canada	201,616	6.0%	158,245	6.5%
Total	$3,351,926	100.0%	$2,423,087	100.0%

	Three Months Ended
	March 31, 2026		March 31, 2025
Resident Fees and Services:	Amount	%	Amount	%
United States	$1,634,557	58.8%	$1,394,008	74.7%
United Kingdom	961,814	34.6%	321,829	17.3%
Canada	184,560	6.6%	148,693	8.0%
Total	$2,780,931	100.0%	$1,864,530	100.0%

	As of
	March 31, 2026		December 31, 2025
Assets:	Amount	%	Amount	%
United States	$43,212,714	64.3%	$43,536,068	64.7%
United Kingdom	17,803,264	26.5%	18,056,095	26.8%
Canada	6,204,578	9.2%	5,710,884	8.5%
Total	$67,220,556	100.0%	$67,303,047	100.0%
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
Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, a REIT may lease “qualified healthcare properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified healthcare property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the unaudited consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the three months ended March 31, 2026 and 2025 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
indirect subsidiaries remain in Luxembourg and Jersey. We reflect current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in our consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
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

	March 31, 2026	December 31, 2025
Assets:
Net real estate investments	$5,220,593	$5,810,341
Cash and cash equivalents	24,203	17,139
Receivables and other assets	385,060	225,425
Investments in unconsolidated entities	105,150	86,026
Total assets(1)	$5,735,006	$6,138,931

Liabilities and equity:
Senior unsecured notes	$94,231	$74,421
Secured debt	227,547	232,929
Lease liabilities	1,430	2,529
Accrued expenses and other liabilities	18,325	17,307
Total equity(2)	5,393,473	5,811,745
Total liabilities and equity	$5,735,006	$6,138,931
(1) As noted above, in the case of the VIE that invests in the Fund, Welltower has guaranteed the unsecured third party debt. For all other VIEs, assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and the VIEs’ creditors do not have recourse to Welltower.
(2) Includes noncontrolling interests.
We recognized revenues from consolidated VIEs in the aggregate of $205,271,000 for the three months ended March 31, 2026, and $144,463,000 for the same period in 2025, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Consolidated Financial Statements and related Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2025, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Executive Summary
Company Overview
Welltower Inc. (NYSE: WELL), a real estate investment trust (“REIT”) and S&P 500 company, is positioned at the center of the silver economy, focusing on rental housing for aging seniors across the United States, United Kingdom and Canada. Our portfolio predominantly consists of 2,500+ seniors and wellness housing communities that are positioned at the intersection of housing, healthcare and hospitality, creating vibrant communities for mature renters and older adults.
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 98.159% as of March 31, 2026. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended March 31, 2026 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$775,013	63.9%	1,810
Triple-net	384,306	31.7%	780
Outpatient Medical	53,299	4.4%	68
Totals	$1,212,618	100.0%	2,658

(1) Represents consolidated NOI and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See “Non-GAAP Financial Measures” below for additional information and reconciliation.

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
For the three months ended March 31, 2026, resident fees and services and rental income represented 83% and 14% of total revenues, respectively. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future and we expect to reinvest the proceeds from any investment dispositions in new investments. In the event that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program or issue debt or equity securities, including through our ATM Program. At March 31, 2026, we had $4,703,775,000 of cash and cash equivalents, $115,518,000 of restricted cash and $6,250,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the three months ended March 31, 2026:
•During the three months ended March 31, 2026, we sold 7,682,832 shares of common stock under the ATM Program generating gross proceeds of approximately $1,557,174,000.
•In March 2026, we closed on an amended $6,250,000,000 senior unsecured revolving credit line, which achieves a 15 bps improvement in pricing. The revolving facility is comprised of a $4,250,000,000 tranche that matures on March 6, 2030 and a $2,000,000,000 tranche that matures on July 24, 2029. We have an ability, on an uncommitted basis, to upsize the revolving facility by up to an additional $1,250,000,000. The amended facility increases our total available credit facilities to $7,500,000,000. Concurrent with the closing, we repaid our existing $1,000,000,000 USD term loan and $250,000,000 CAD term loan with cash on hand.
•In March 2026, we increased the size of the commercial paper program to $3,000,000,000.
Investments The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2026 (dollars in thousands):

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	22	$993,808	7.7%
Triple-net	7	191,064	7.3%
Outpatient Medical	1	99,080	5.7%
Totals	30	$1,283,952	7.4%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Significant Acquisitions Subsequent to March 31, 2026
On April 1, 2026, we acquired a Canadian portfolio of 34 seniors housing communities operated by Amica Senior Lifestyles for a purchase price of C$4.0 billion. In addition, we acquired ownership interests in four unconsolidated properties for C$38 million, representing our share of the real estate less secured debt. The April 1, 2026 transaction was funded through the assumption of C$567 million of secured debt, with the remaining funded with cash on hand. Additionally, we entered into forward purchase agreements to acquire five properties currently under development for C$1 billion, contingent upon completion of construction.
Dispositions The following summarizes property dispositions completed during the three months ended March 31, 2026 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating	4	$13,809	$14,288	4.3%
Triple-net	33	524,076	518,326	7.1%
Outpatient Medical	60	1,179,993	831,763	5.4%
Totals	97	$1,717,878	$1,364,377	5.9%

(1) Represents cash and non-cash proceeds received upon disposition.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
Dividends Our Board of Directors declared a cash dividend for the quarter ended March 31, 2026 of $0.74 per share. On May 21, 2026, we will pay our 220th consecutive quarterly cash dividend to stockholders of record on May 13, 2026.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Net income (loss)	$752,324	$117,767	$282,186	$304,618	$257,266
NICS	728,672	96,441	280,559	301,888	257,957
FFO	982,548	(597,337)	824,375	825,717	765,197
NOI	1,296,506	1,247,079	1,108,644	1,033,533	960,697
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and restricted cash. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Net debt to book capitalization ratio	23%	25%	20%	24%	26%
Net debt to undepreciated book capitalization ratio	20%	21%	17%	19%	21%
Net debt to enterprise value ratio	9%	10%	8%	10%	11%

Interest coverage ratio	8.27x	4.63x	6.21x	6.75x	6.14x
Fixed charge coverage ratio	7.59x	4.27x	5.60x	6.03x	5.58x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Property mix:(1)
Seniors Housing Operating	64%	59%	57%	56%	55%
Triple-net	32%	32%	28%	28%	28%
Outpatient Medical	4%	9%	15%	16%	17%

Relationship mix:(1)
Barchester	11%	9%	—%	—%	—%
Cogir Senior Living	8%	7%	8%	8%	7%
Care UK	7%	6%	5%	5%	5%
Avir Health Group	6%	6%	4%	3%	1%
Sunrise Senior Living	4%	4%	5%	5%	5%
Remaining relationships	64%	68%	78%	79%	82%

Geographic mix:(1)
United Kingdom	25%	22%	13%	13%	12%
Texas	12%	12%	11%	10%	9%
California	8%	9%	10%	10%	11%
Canada	7%	6%	8%	8%	7%
Ohio	6%	5%	4%	5%	5%
Remaining geographic areas in the U.S.	42%	46%	54%	54%	56%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Lease Expirations The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of March 31, 2026 (dollars in thousands):

	Expiration Year(1)
	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	Thereafter
Triple-net:
Properties	7	2	4	5	19	2	151	43	1	27	509
Base rent (2)	$11,926	$1,287	$6,669	$1,115	$43,068	$4,686	$155,151	$64,244	$433	$51,875	$861,488
% of base rent	1.0%	0.1%	0.6%	0.1%	3.6%	0.4%	12.9%	5.3%	—%	4.3%	71.7%
Units/beds	1,068	295	565	257	2,043	225	9,323	3,331	81	2,391	50,090
% of units/beds	1.5%	0.4%	0.8%	0.4%	2.9%	0.3%	13.4%	4.8%	0.1%	3.4%	72.0%

Outpatient Medical:
Square feet	1,270,088	1,000	78,764	84,956	212,441	196,681	63,913	—	129,864	196,082	2,562,791
Base rent (2)	$49,440	$22	$1,995	$2,199	$4,618	$3,527	$2,456	$—	$3,370	$5,027	$86,608
% of base rent	31.0%	—%	1.3%	1.4%	2.9%	2.2%	1.5%	—%	2.1%	3.2%	54.4%
Leases	252	1	3	3	4	3	2	—	2	3	33
% of leases	82.4%	0.3%	1.0%	1.0%	1.3%	1.0%	0.7%	—%	0.7%	1.0%	10.6%

(1) Excludes our share of investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	$	%
Cash, cash equivalents and restricted cash at beginning of period	$5,209,539	$3,711,457	$1,498,082	40%
Cash provided from (used in) operating activities	670,011	598,958	71,053	12%
Cash provided from (used in) investing activities	(807,186)	(2,028,139)	1,220,953	60%
Cash provided from (used in) financing activities	(199,539)	1,308,165	(1,507,704)	(115)%
Effect of foreign currency translation	(53,532)	19,844	(73,376)	(370)%
Cash, cash equivalents and restricted cash at end of period	$4,819,293	$3,610,285	$1,209,008	33%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2026 and 2025, cash flows provided from operations exceeded cash distributions to stockholders.
Investing Activities The changes in net cash provided from/used in investing activities are primarily attributable to net changes in real property investments and dispositions, loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions.” Please refer to Notes 3 and 5 of our unaudited consolidated financial statements for additional information. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	$	%
New development	$104,772	$126,187	$(21,415)	(17.0)%
Recurring capital expenditures, tenant improvements and lease commissions	81,859	74,743	7,116	9.5%
Renovations, redevelopments and other capital improvements	187,973	165,607	22,366	13.5%
Total	$374,604	$366,537	$8,067	2.2%
The change in new development is primarily due to the number and size of construction projects ongoing during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments. Financing activities that occurred during the three months ended March 31, 2026 are summarized above in “Key Transactions.” Please also refer to Notes 10, 11 and 14 to our unaudited consolidated financial statements for additional information.
During the three months ended March 31, 2025, we sold 14,389,086 shares of common stock under our ATM Program, generating gross proceeds of approximately $2,001,646,000.
During the three months ended March 31, 2025, we extinguished $119,833,000 of secured debt at a blended average interest rate of 3.52%.
During the three months ended March 31, 2025, we assumed $316,869,000 of secured debt at a blended average interest rate of 3.21%.
Foreign Currency Translation The change in cash from foreign currency translation during the three months ended March 31, 2026 is primarily due to the mark-to-market adjustment of Canadian dollar funds sent to pre-fund the Amica Senior Lifestyles transaction. Please refer to Note 3 of our unaudited consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At March 31, 2026, we had investments in unconsolidated entities with our ownership generally ranging from 8% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At March 31, 2026, we had 23 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of March 31, 2026, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $406,505,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of March 31, 2026 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2026	2027-2028	2029-2030	Thereafter
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	$11,620,000	$700,000	$2,285,000	$3,835,000	$4,800,000
Canadian Dollar senior unsecured notes(2)	214,980	—	214,980	—	—
Pounds Sterling senior unsecured notes(2)	1,384,110	—	725,010	—	659,100
U.S. Dollar term credit facility	109,674	—	15,000	94,674	—
Canadian Dollar term credit facility(2)	1,968,941	1,968,941	—	—	—
Secured debt: (1,2)
Consolidated	2,538,522	227,324	541,253	574,277	1,195,668
Unconsolidated	675,617	39,579	165,671	24,130	446,237
Other financial obligations(3)	254,519	1,158	3,334	3,723	246,304
Contractual interest obligations:(4)
Senior unsecured notes and term loans(2)	3,320,616	386,595	908,599	637,447	1,387,975
Consolidated secured debt(2)	663,065	75,674	166,902	113,470	307,019
Unconsolidated secured debt(2)	155,217	26,560	59,827	50,809	18,021
Other financial obligations(3)	1,472,731	14,798	39,216	38,826	1,379,891
Financing lease liabilities(5)	1,363,899	22,329	57,277	56,228	1,228,065
Operating lease liabilities(5)	2,833,909	83,516	222,715	221,690	2,305,988
Purchase obligations(6)	518,171	303,652	209,499	421	4,599
Total contractual obligations	$29,093,971	$3,850,126	$5,614,283	$5,650,695	$13,978,867

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Based on foreign currency exchange rates in effect as of the balance sheet date.
(3) See Note 11 to our consolidated financial statements for additional information.
(4) Based on variable interest rates in effect as of the balance sheet date.
(5) See Note 6 to our unaudited consolidated financial statements for additional information.
(6) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to acquisitions under contract that have not yet closed as of March 31, 2026, including the acquisition described in Note 3.

Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2026, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On March 28, 2025, Welltower and Welltower OP jointly filed with the SEC an open-ended automatic or “universal” shelf registration statement on Form S-3 (the “New Registration Statement”) covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. In connection with the filing of the New Registration Statement, on March 28, 2025, Welltower filed with the SEC five prospectus supplements, as described below. On March 28, 2025, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock. As of April 24, 2026, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The first prospectus supplement filed in connection with the New Registration Statement related to the ATM Program (as defined below). On March 28, 2025, Welltower and Welltower OP entered into an equity distribution agreement with (i) BofA Securities, Inc., BBVA Securities Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, Barclays Capital Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Huntington Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $7,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”). The ATM Program also allows Welltower to enter into forward sale agreements. On October 28, 2025, Welltower and Welltower OP entered into a new equity distribution agreement with the sales agents, forward sellers and forward purchasers described above, which renewed the ATM Program on substantially similar terms and, in connection therewith, terminated the March 2025 equity distribution agreement. As of April 24, 2026, we had $3,972,957,000 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes issued by Welltower OP are fully and unconditionally guaranteed by Welltower, and Welltower OP is 98.159% owned by Welltower as of March 31, 2026. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
Results of Operations
Summary
Our primary sources of revenue include resident fees and services revenue, rental income, interest income and interest earned on short-term deposits. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI (“SSNOI”) and other supplemental measures include FFO and EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations related to these supplemental measures (in thousands, except per share data).

	Three Months Ended				Change
	March 31,
	2026		2025		Amount		%
Net income (loss)	$752,324		$257,266		$495,058		192%
NICS	728,672		257,957		470,715		182%
FFO	982,548		765,197		217,351		28%
EBITDA	1,579,424		882,578		696,846		79%
NOI	1,296,506		960,697		335,809		35%
SSNOI	723,695		620,021		103,674		17%

Per share data (fully diluted):
NICS	$1.02		$0.40		$0.62		155%
FFO	$1.35		$1.17		$0.18		15%

Interest coverage ratio	8.27	x	6.14	x	2.13	x	35%
Fixed charge coverage ratio	7.59	x	5.58	x	2.01	x	36%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (in thousands):

	Three Months Ended		Change
	March 31,
	2026	2025	$	%
Revenues:
Resident fees and services	$2,780,931	$1,864,530	$916,401	49%
Other income	9,443	3,341	6,102	183%
Total revenues	2,790,374	1,867,871	922,503	49%
Property operating expenses	2,015,361	1,384,684	630,677	46%
NOI (1)	775,013	483,187	291,826	60%
Other expenses:
Depreciation and amortization	517,179	340,756	176,423	52%
Interest expense	30,241	16,269	13,972	86%
Loss (gain) on extinguishment of debt, net	187	6,156	(5,969)	(97)%
Impairment of assets	2,997	23,601	(20,604)	(87)%
Other expenses	52,373	12,167	40,206	330%
	602,977	398,949	204,028	51%

Income (loss) from continuing operations before income taxes and other items	172,036	84,238	87,798	104%
Income (loss) from unconsolidated entities	(16,857)	(1,982)	(14,875)	(751)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	623	53,282	(52,659)	(99)%
Income (loss) from continuing operations	155,802	135,538	20,264	15%
Net income (loss)	155,802	135,538	20,264	15%
Less: Net income (loss) attributable to noncontrolling interests	(2,198)	87	(2,285)	n/a
Net income (loss) attributable to common stockholders	$158,000	$135,451	$22,549	17%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
Resident fees and services revenue and property operating expenses increased for the three month period ended March 31, 2026 compared to the same period in the prior year primarily due to acquisitions, including the acquisition of Barchester and HC-One as described in Note 3 to our consolidated financial statements. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from the same period in the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2025	85.1%	85.6%	86.9%	87.4%
2026	87.3%

(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners’ noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
The following is a summary of our SSNOI at Welltower’s share for the Seniors Housing Operating segment (in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2026	2025	$	%
SSNOI (1)	$529,111	$435,210	$93,901	21.6%
(1) For the QTD Pool, amounts relate to 921 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of acquisitions, dispositions and segment transitions. To the extent that we acquire, develop or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the three months ended March 31, 2026, we recorded an impairment charge of $2,997,000 related to one property. During the three months ended March 31, 2025, we recorded impairment charges of $23,601,000 related to six properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our unaudited consolidated financial statements. The fluctuation in the gain on sales of properties is primarily related to the disposal of the Chartwell portfolio, which is further discussed in Note 5 to our unaudited consolidated financial statements.
During the three months ended March 31, 2026, we completed construction conversions representing $78,014,000 or $353,005 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of March 31, 2026
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2026	14	1,191	$61,211	$335,860
2027	10	1,330	236,168	152,817
2028	11	682	172,153	80,603
TBD(2)	12			154,716
Total	47			$723,996

(1) Properties expected to be converted in phases over multiple years are reflected in the last expected year.
(2) Represents projects for which a final budget or expected conversion date are not yet known.
Interest expense represents secured debt interest expense, which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. Additionally, interest expense includes finance lease interest expense, which has increased as a result of the HC-One acquisition in the fourth quarter of 2025, as well as interest expense associated with failed sale leaseback obligations acquired in the fourth quarter of 2025. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt.
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$2,244,735	$2,042,583
Debt assumed	—	316,869
Debt extinguished	(3,574)	(96,037)
Principal payments	(14,786)	(12,107)
Effect of foreign currency	(14,359)	2,355
Ending balance	$2,212,016	$2,253,663

Ending weighted average interest	4.15%	4.17%

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
The following is a summary of our results of operations for the Triple-net segment (in thousands):

	Three Months Ended		Change
	March 31,
	2026	2025	$	%
Revenues:
Rental income	$383,803	$252,688	$131,115	52%
Interest income	8,077	2,111	5,966	283%
Other income	232	231	1	—%
Total revenues	392,112	255,030	137,082	54%
Property operating expenses	7,806	8,818	(1,012)	(11)%
NOI(1)	384,306	246,212	138,094	56%
Other expenses:
Depreciation and amortization	94,750	77,684	17,066	22%
Interest expense	4,433	4,010	423	11%
Impairment of assets	1,186	28,801	(27,615)	(96)%
Other expenses	96	630	(534)	(85)%
	100,465	111,125	(10,660)	(10)%
Income (loss) from continuing operations before income taxes and other items	283,841	135,087	148,754	110%
Income (loss) from unconsolidated entities	5,400	(574)	5,974	n/a
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(26,702)	(6,497)	(20,205)	(311)%
Income (loss) from continuing operations	262,539	128,016	134,523	105%
Net income (loss)	262,539	128,016	134,523	105%
Less: Net income (loss) attributable to noncontrolling interests	358	(2,363)	2,721	115%
Net income attributable to common stockholders	$262,181	$130,379	$131,802	101%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
The increase in rental income for the three months ended March 31, 2026 is primarily due to acquisitions that occurred during 2025 and annual rent increases. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. During the three months ended March 31, 2026, our Triple-net portfolio had 18 leases with rental rate increases and a weighted average increase of 3.2%.
Interest income is primarily related to leases that were classified as sales-type leases.
The following is a summary of our SSNOI at Welltower’s share for the Triple-net segment (in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2026	2025	$	%
SSNOI(1)	$170,686	$161,523	$9,163	5.7%
(1) For the QTD Pool, amounts relate to 448 same store properties. Please see “Non-GAAP Financial Measures” below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of the acquisitions and dispositions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the three months ended March 31, 2026, we recorded an impairment charge of $1,186,000 related to one property. During the three months ended March 31, 2025, we recorded an impairment charge of $28,801,000 related to four properties.
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
Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$328,345	$335,552
Principal payments	(1,839)	(1,779)
Ending balance	$326,506	$333,773

Ending weighted average interest	3.44%	3.44%
A portion of our Triple-net property investments were formed through partnerships. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner and primarily relate to hypothetical liquidation at book value adjustments to our unconsolidated entities. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The change in noncontrolling interest from the prior year can be attributed to our increased ownership in an existing consolidated partnership.
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (in thousands):

	Three Months Ended		Change
	March 31,
	2026	2025	$	%
Revenues:
Rental income	$70,039	$208,879	$(138,840)	(66)%
Other income	1,093	2,137	(1,044)	(49)%
Total revenues	71,132	211,016	(139,884)	(66)%
Property operating expenses	17,833	64,606	(46,773)	(72)%
NOI(1)	53,299	146,410	(93,111)	(64)%
Other expenses:
Depreciation and amortization	10,823	67,429	(56,606)	(84)%
Interest expense	49	(581)	630	108%
Impairment of assets	643	—	643	n/a
Other expenses	3,909	5	3,904	n/a
	15,424	66,853	(51,429)	(77)%
Income (loss) from continuing operations before income taxes and other items	37,875	79,557	(41,682)	(52)%
Income (loss) from unconsolidated entities	868	454	414	91%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	446,479	4,992	441,487	n/a
Income (loss) from continuing operations	485,222	85,003	400,219	471%
Net income (loss)	485,222	85,003	400,219	471%
Less: Net income (loss) attributable to noncontrolling interests	12,559	773	11,786	n/a
Net income (loss) attributable to common stockholders	$472,663	$84,230	$388,433	461%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated Outpatient Medical properties for approximately $7.2 billion. The disposition has and will continue to occur in tranches expected to close through mid-2026. During the three months ended March 31, 2026, we disposed of 60 properties related to the definitive agreement, with an aggregate gain on real estate dispositions of $446,574,000. Through March 31, 2026, we have disposed of 301 properties related to the definitive agreement. Refer to Note 5 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For the quarter ended March 31, 2026, rental income, property operating expenses and depreciation expenses decreased primarily due to the properties sold during the fourth quarter 2025 and the first quarter 2026.
The following is a summary of our SSNOI at Welltower’s share for the Outpatient Medical segment (in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2026	2025	$	%
SSNOI (1)	$23,898	$23,288	$610	2.6%
(1) For the QTD Pool, amounts relate to 86 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
The following table is a summary of secured debt principal activity for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$—	$89,088
Debt extinguished	—	(23,796)
Principal payments	—	(558)
Ending balance	$—	$64,734

Ending weighted average interest	—%	4.35%
Due to the transaction noted above, the Outpatient Medical segment no longer has any outstanding secured debt.
A portion of our Outpatient Medical property investments were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner. The increase in net income (loss) from noncontrolling interests is primarily related to our partners’ share of the gains on real property dispositions recognized as part of the sale of Outpatient Medical properties during the three months ended March 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-segment/Corporate
The following is a summary of our results of operations for the Non-segment/Corporate activities for the periods presented (in thousands):

	Three Months Ended		Change
	March 31,
	2026	2025	$	%
Revenues:
Interest income	$62,852	$60,379	$2,473	4%
Other income	35,456	28,791	6,665	23%
Total revenues	98,308	89,170	9,138	10%
Property operating expenses	14,420	4,282	10,138	237%
NOI(1)	83,888	84,888	(1,000)	(1)%
Other expenses:
Interest expense	157,992	125,264	32,728	26%
General and administrative expenses	67,474	63,758	3,716	6%
Loss (gain) on derivatives and financial instruments, net	—	(3,210)	3,210	100%
Loss (gain) on extinguishment of debt, net	540	—	540	n/a
Provision for loan losses, net	1,632	(2,007)	3,639	181%
Other expenses	4,759	1,258	3,501	278%
	232,397	185,063	47,334	26%
Income (loss) from continuing operations before income taxes and other items	(148,509)	(100,175)	(48,334)	(48)%
Income tax benefit (expense)	(11,633)	5,519	(17,152)	(311)%
Income (loss) from unconsolidated entities	8,903	3,365	5,538	165%
Income (loss) from continuing operations	(151,239)	(91,291)	(59,948)	(66)%
Net income (loss)	(151,239)	(91,291)	(59,948)	(66)%
Less: Net income (loss) attributable to noncontrolling interests	12,933	812	12,121	n/a
Net income (loss) attributable to common stockholders	$(164,172)	$(92,103)	$(72,069)	(78)%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
Other income is primarily related to bank interest income earned on short-term deposits. Property operating expenses primarily represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-segment/Corporate interest expense for the periods presented (in thousands):

	Three Months Ended		Change
	March 31,
	2026	2025	$	%
Senior unsecured notes	$151,911	$116,424	$35,487	30%
Unsecured credit facility and commercial paper program	1,624	1,578	46	3%
Loan expense	4,457	7,262	(2,805)	(39)%
Totals	$157,992	$125,264	$32,728	26%
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
General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2026 and 2025 were 2.01% and 2.63%, respectively.
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the HC-One Group valuation that closed in 2021 and 2023. These warrants were settled in conjunction with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
the HC-One Group acquisition in October 2025. Please refer to Notes 3 and 12 for additional information related to the acquisition and related warrants.
The fluctuation in provision for loan losses, net is related to adjustments to reserves for loan losses under the current expected credit losses accounting standard.
The provision for income taxes primarily relates to foreign taxes, state taxes and taxes based on income generated by entities that are structured as taxable REIT subsidiaries. The increase in expense over the prior year is primarily related to the increase in income earned in the U.K. as a result of U.K. acquisitions in 2025.
The fluctuation for net income (loss) attributable to noncontrolling interests will change based on the activity that occurs at Welltower OP and the current ownership of Welltower Inc. in Welltower OP.
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
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property (“Welltower Share”). To arrive at Welltower’s Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners’ noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters after acquisition or being placed into service for the QTD Pool. Land parcels, loans and leased properties, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters post completion of the redevelopment for the QTD Pool. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters post completion of the transition for the QTD Pool. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters after the properties are placed back into service for the QTD Pool. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our portfolio.
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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2026	2025	2025	2025	2025
Net income (loss) attributable to common stockholders	$728,672	$96,441	$280,559	$301,888	$257,957
Depreciation and amortization	622,752	594,151	509,812	495,036	485,869
Impairment of assets	4,826	45,924	3,081	19,876	52,402
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(420,400)	(1,378,391)	(4,025)	(14,850)	(51,777)
Noncontrolling interests	17,100	11,940	(9,360)	(6,256)	(9,468)
Unconsolidated entities	29,598	32,598	44,308	30,023	30,214
FFO	$982,548	$(597,337)	$824,375	$825,717	$765,197

Average diluted shares outstanding
For net income attributable to common stockholders	726,255	710,167	685,399	668,140	653,795
For FFO	726,255	689,582	685,399	668,140	653,795

Per diluted share data:
Net income attributable to common stockholders(1)	$1.02	$0.14	$0.41	$0.45	$0.40
FFO	$1.35	$(0.87)	$1.20	$1.24	$1.17

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.
The table below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2026	2025	2025	2025	2025
Net income (loss)	$752,324	$117,767	$282,186	$304,618	$257,266
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(420,400)	(1,378,391)	(4,025)	(14,850)	(51,777)
Loss (income) from unconsolidated entities	1,686	(4,442)	12,610	7,392	(1,263)
Income tax expense (benefit)	11,633	(4,985)	2,335	1,053	(5,519)
Other expenses	61,137	125,844	44,699	16,598	14,060
Impairment of assets	4,826	45,924	3,081	19,876	52,402
Provision for loan losses, net	1,632	(7,384)	1,088	(1,113)	(2,007)
Loss (gain) on extinguishment of debt, net	727	3,089	—	—	6,156
Loss (gain) on derivatives and financial instruments, net	—	(5,656)	31,682	(409)	(3,210)
General and administrative expenses	67,474	1,557,378	63,124	64,175	63,758
Depreciation and amortization	622,752	594,151	509,812	495,036	485,869
Interest expense	192,715	203,784	162,052	141,157	144,962
Consolidated net operating income (NOI)	$1,296,506	$1,247,079	$1,108,644	$1,033,533	$960,697

NOI by segment:
Seniors Housing Operating	$775,013	$697,933	$570,900	$537,455	$483,187
Triple-net	384,306	374,089	278,410	265,102	246,212
Outpatient Medical	53,299	101,459	151,853	148,977	146,410
Non-segment/Corporate	83,888	73,598	107,481	81,999	84,888
Total NOI	$1,296,506	$1,247,079	$1,108,644	$1,033,533	$960,697

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool for SSNOI:

	QTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,810	780	68	2,658
Unconsolidated properties	107	—	73	180
Total properties	1,917	780	141	2,838
Recent acquisitions/development conversions(1)	(591)	(315)	(7)	(913)
Under development	(40)	—	—	(40)
Under redevelopment(2)	(2)	—	—	(2)
Current held for sale	(16)	(2)	(42)	(60)
Land parcels, loans and leased properties	(176)	(10)	(6)	(192)
Transitions(3)	(163)	(3)	—	(166)
Other(4)	(8)	(2)	—	(10)
Same store properties	921	448	86	1,455

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
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the QTD Pool (dollars in thousands):

	QTD Pool
	Three Months Ended
	March 31,
SSNOI Reconciliations:	2026	2025

Seniors Housing Operating:
Consolidated NOI	$775,013	$483,187
NOI attributable to unconsolidated investments	20,005	20,546
NOI attributable to noncontrolling interests	(14,098)	(13,085)
NOI attributable to non-same store properties	(248,830)	(57,288)
Non-cash NOI attributable to same store properties	(1,479)	(4,423)
Currency and ownership adjustments(1)	(1,500)	6,273
SSNOI at Welltower Share	529,111	435,210

Triple-net:
Consolidated NOI	384,306	246,212
NOI attributable to noncontrolling interests	(1,036)	(3,717)
NOI attributable to non-same store properties	(189,922)	(57,175)
Non-cash NOI attributable to same store properties	(22,304)	(27,241)
Currency and ownership adjustments(1)	(358)	3,444
SSNOI at Welltower Share	170,686	161,523

Outpatient Medical:
Consolidated NOI	53,299	146,410
NOI attributable to unconsolidated investments	4,254	4,033
NOI attributable to noncontrolling interests	(1,213)	(2,554)
NOI attributable to non-same store properties	(30,000)	(121,744)
Non-cash NOI attributable to same store properties	(2,442)	(2,857)
SSNOI at Welltower Share	23,898	23,288

SSNOI at Welltower Share:
Seniors Housing Operating	529,111	435,210
Triple-net	170,686	161,523
Outpatient Medical	23,898	23,288
Total	$723,695	$620,021

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

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2026		2025		2025		2025		2025
Net income (loss)	$752,324		$117,767		$282,186		$304,618		$257,266
Interest expense	192,715		203,784		162,052		141,157		144,962
Income tax expense (benefit)	11,633		(4,985)		2,335		1,053		(5,519)
Depreciation and amortization	622,752		594,151		509,812		495,036		485,869
EBITDA	$1,579,424		$910,717		$956,385		$941,864		$882,578

Interest Coverage Ratio:
Interest expense	$192,715		$203,784		$162,052		$141,157		$144,962
Capitalized interest	8,449		7,476		6,150		8,653		11,520
Non-cash interest expense	(10,162)		(14,546)		(14,227)		(10,231)		(12,625)
Total interest	191,002		196,714		153,975		139,579		143,857
EBITDA	$1,579,424		$910,717		$956,385		$941,864		$882,578
Interest coverage ratio	8.27	x	4.63	x	6.21	x	6.75	x	6.14	x

Fixed Charge Coverage Ratio:
Total interest	$191,002		$196,714		$153,975		$139,579		$143,857
Secured debt principal payments	17,056		16,698		16,707		16,558		14,444
Total fixed charges	208,058		213,412		170,682		156,137		158,301
EBITDA	$1,579,424		$910,717		$956,385		$941,864		$882,578
Fixed charge coverage ratio	7.59	x	4.27	x	5.60	x	6.03	x	5.58	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2026		2025		2025		2025		2025
Net income (loss)	$1,456,895		$961,837		$967,823		$1,142,437		$1,098,489
Interest expense	699,708		651,955		602,640		579,638		571,905
Income tax expense (benefit)	10,036		(7,116)		(2,017)		(9,058)		(9,010)
Depreciation and amortization	2,221,751		2,084,868		1,971,123		1,865,090		1,752,099
EBITDA	4,388,390		3,691,544		3,539,569		3,578,107		3,413,483
Loss (income) from unconsolidated entities	17,246		14,297		12,310		3,738		(8,550)
Stock-based compensation expense	1,555,786		1,555,858		61,467		85,827		80,645
Loss (gain) on extinguishment of debt, net	3,816		9,245		6,156		6,575		8,280
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(1,817,666)		(1,449,043)		(78,847)		(347,088)		(498,681)
Impairment of assets	73,707		121,283		99,006		119,346		101,864
Provision for loan losses, net	(5,777)		(9,416)		(2,277)		828		7,104
Loss (gain) on derivatives and financial instruments, net	25,617		22,407		18,961		(22,627)		(28,043)
Other expenses	248,278		201,201		109,762		85,302		117,388
Casualty losses, net of recoveries	10,565		11,367		13,178		14,488		13,945
Other impairment (1)	604		604		42,582		42,582		130,296
Adjusted EBITDA	$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731

Adjusted Interest Coverage Ratio:
Interest expense	$699,708		$651,955		$602,640		$579,638		$571,905
Capitalized interest	30,728		33,799		40,483		50,001		55,826
Non-cash interest expense	(49,166)		(51,629)		(52,226)		(47,007)		(45,729)
Total interest	681,270		634,125		590,897		582,632		582,002
Adjusted EBITDA	$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731
Adjusted interest coverage ratio	6.61	x	6.57	x	6.47	x	6.12	x	5.73	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$681,270		$634,125		$590,897		$582,632		$582,002
Secured debt principal payments	67,019		64,408		62,627		56,337		49,886
Total fixed charges	748,289		698,533		653,524		638,969		631,888
Adjusted EBITDA	$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731
Adjusted fixed charge coverage ratio	6.01	x	5.97	x	5.85	x	5.58	x	5.28	x

(1) Represents the write-off of straight-line rent receivable and unamortized lease incentive balances relating to leases placed on cash recognition.

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

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—
Long-term debt obligations(1)	18,455,978	19,737,446	16,960,008	16,079,566	15,831,799
Cash and cash equivalents and restricted cash	(4,819,293)	(5,209,539)	(6,940,573)	(4,523,511)	(3,610,285)
Total net debt	13,636,685	14,527,907	10,019,435	11,556,055	12,221,514
Total equity and noncontrolling interests(2)	44,929,270	43,202,939	39,312,382	36,546,301	34,581,977
Book capitalization	$58,565,955	$57,730,846	$49,331,817	$48,102,356	$46,803,491
Net debt to book capitalization ratio	23%	25%	20%	24%	26%

Undepreciated book capitalization:
Total net debt	$13,636,685	$14,527,907	$10,019,435	$11,556,055	$12,221,514
Accumulated depreciation and amortization	10,822,151	10,350,621	10,107,309	11,673,306	11,092,885
Total equity and noncontrolling interests(2)	44,929,270	43,202,939	39,312,382	36,546,301	34,581,977
Undepreciated book capitalization	$69,388,106	$68,081,467	$59,439,126	$59,775,662	$57,896,376
Net debt to undepreciated book capitalization ratio	20%	21%	17%	19%	21%

Enterprise value:
Common shares outstanding	704,687	696,507	684,108	665,120	651,889
Period end share price	$197.71	$185.61	$178.14	$153.73	$153.21
Common equity market capitalization	$139,323,667	$129,278,664	$121,866,999	$102,248,898	$99,875,914
Total net debt	13,636,685	14,527,907	10,019,435	11,556,055	12,221,514
Noncontrolling interests(2)	1,135,595	1,073,441	555,564	645,775	625,218
Consolidated enterprise value	$154,095,947	$144,880,012	$132,441,998	$114,450,728	$112,722,646
Net debt to consolidated enterprise value ratio	9%	10%	8%	10%	11%

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
Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information on significant accounting policies that impact us. There have been no material changes to these policies to date in 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “pro forma,” “estimate” or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. These statements include, among other things, the Company’s statements regarding its business strategy, expectations regarding new investments and investment dispositions, key underlying trends in its business and plans regarding future financing and availability of capital. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower’s actual results to differ materially from Welltower’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the healthcare industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the healthcare and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters, public health emergencies and other acts of God affecting Welltower’s properties; Welltower’s ability to re-lease space at similar rates as vacancies occur; Welltower’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower’s properties; changes in rules or practices governing Welltower’s financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower’s ability to maintain its qualification as a REIT; key management personnel recruitment and retention; geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine and in the Middle East, and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, Welltower undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We seek to mitigate the underlying foreign currency exposures with gains and losses on derivative contracts hedging these exposures. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. This section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates and foreign currency exchange rates. For more information, see Notes 12 and 17 to our unaudited consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	March 31, 2026		December 31, 2025
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$12,669,090	$(539,730)	$12,700,485	$(575,958)
Secured debt	2,300,272	(94,695)	2,334,830	(98,414)
Totals	$14,969,362	$(634,425)	$15,035,315	$(674,372)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, are reflected at fair value. At March 31, 2026, we had $2,866,865,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $28,669,000. At December 31, 2025, we had $4,064,010,000 of outstanding variable-rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $40,640,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the U.K. Based solely on our results for the three months ended March 31, 2026, a hypothetical 10% increase or decrease in the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar would result in a corresponding increase or decrease in our annualized net income from these investments of less than $53,000,000. We mitigate a portion of our foreign currency exposure through non-U.S. denominated borrowings and derivative instruments. Accordingly, the impact of changes in foreign currency exchange rates on our consolidated financial statements may differ from the sensitivity presented above. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and healthcare properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling.
We have entered into various foreign currency debt obligations. As of March 31, 2026, the total principal amount of foreign currency debt obligations was $4,384,611,000, including $1,384,110,000 denominated in Pounds Sterling and $3,000,501,000 denominated in Canadian Dollars. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 1% in comparison to these foreign currencies as of March 31, 2026, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $43,846,000. A portion of our Pounds Sterling-denominated debt is hedged through cross currency swaps designated as fair value hedges, which are intended to substantially offset the impact of changes in foreign exchange rates on that exposure.
We are also party to foreign currency forward and cross currency swap contracts used to manage foreign currency exposures, including net investment hedging activities. As of March 31, 2026, the total notional amount of cross currency swap contracts, other than those designated as fair value hedges, was $18,146,381,000, including $11,640,639,000 denominated in Pounds Sterling and $6,505,742,000 denominated in Canadian Dollars. If the U.S. Dollar weakened or strengthened by 1% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $181,464,000.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended March 31, 2026 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2026 through January 31, 2026	13,202	$188.18	—	$3,000,000,000
February 1, 2026 through February 28, 2026	43,763	210.72	—	3,000,000,000
March 1, 2026 through March 31, 2026	1,966	188.52	—	3,000,000,000
Totals	58,931	$204.93	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2026, we redeemed 332,081 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended March 31, 2026.
Item 5. Other Information
(c) Trading Plans
During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Amended and Restated Credit Agreement, dated as of March 6, 2026, by and among the Company, the Borrower, KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint bookrunners for the Revolving A Facility and the Revolving B Facility; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities LLC and KeyBanc Capital Markets Inc., as U.S. joint lead arrangers for the Revolving A Facility and the Revolving B Facility; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers for the Revolving A Facility and the Revolving B Facility; Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as co-syndication agents for the Revolving A Facility and the Revolving B Facility; MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Crédit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Citizens Bank, N.A., The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, Truist Bank, The Bank of New York Mellon, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch Banco Santander, S.A., New York Branch and BMO Bank, N.A., as co-senior managing agents; Capital One, National Association and U.S. Bank National Association, as managing agents; and Crédit Agricole Corporate and Investment Bank, as sustainability structuring agent. (filed with the Commission as Exhibit 10.1 to the Company’s 8-K filed on March 10, 2026 (File No. 001-08923), and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-President and Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Co-President and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	April 29, 2026	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2026	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Co-President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2026	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)