Form 10-Q
period 2026-06-30
WELLTOWER INC.
filed 2026-07-28
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of July 24, 2026, Welltower Inc. had 720,744,951 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2026 (Unaudited)	December 31, 2025 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$7,235,877	$6,681,131
Buildings and improvements	57,960,485	52,058,099
Acquired lease intangibles	3,167,918	2,845,686
Real property held for sale, net of accumulated depreciation	374,477	1,450,137
Construction in progress	848,347	738,859
Less accumulated depreciation and amortization	(11,533,470)	(10,350,621)
Net real property owned	58,053,634	53,423,291
Right of use assets, net	1,959,414	2,158,045
Investments in sales-type leases, net	—	497,963
Real estate loans receivable, net of credit allowance	2,952,709	1,831,210
Net real estate investments	62,965,757	57,910,509
Other assets:
Investments in unconsolidated entities	2,001,632	1,809,590
Cash and cash equivalents	1,965,164	5,033,678
Restricted cash	132,000	175,861
Receivables and other assets	2,810,627	2,373,409
Total other assets	6,909,423	9,392,538
Total assets	$69,875,180	$67,303,047

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	14,295,101	16,383,522
Secured debt	3,431,152	2,813,780
Lease liabilities	1,994,551	2,182,993
Accrued expenses and other liabilities	2,490,804	2,719,813
Total liabilities	22,211,608	24,100,108
Redeemable noncontrolling interests	224,538	263,223
Equity:
Common stock	719,068	696,621
Capital in excess of par value	55,180,367	50,898,707
Treasury stock	(25,961)	(14,405)
Cumulative net income	12,207,243	11,033,569
Cumulative dividends	(21,244,723)	(20,197,353)
Accumulated other comprehensive income (loss)	(421,646)	(287,641)
Total Welltower Inc. stockholders’ equity	46,414,348	42,129,498
Noncontrolling interests	1,024,686	810,218
Total equity	47,439,034	42,939,716
Total liabilities and equity	$69,875,180	$67,303,047
Note: The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Resident fees and services	$2,984,891	$1,971,044	$5,765,822	$3,835,574
Rental income	459,740	483,040	913,582	944,607
Interest income	77,369	62,057	148,298	124,547
Other income	22,586	32,103	68,810	66,603
Total revenues	3,544,586	2,548,244	6,896,512	4,971,331

Expenses:
Property operating expenses	2,150,123	1,514,711	4,205,543	2,977,101
Depreciation and amortization	737,764	495,036	1,360,516	980,905
Interest expense	181,914	141,157	374,629	286,119
General and administrative expenses	67,486	64,175	134,960	127,933
Loss (gain) on derivatives and financial instruments, net	—	(409)	—	(3,619)
Loss (gain) on extinguishment of debt, net	1,984	—	2,711	6,156
Provision for loan losses, net	2,183	(1,113)	3,815	(3,120)
Impairment of assets	25,774	19,876	30,600	72,278
Other expenses	56,930	16,598	118,067	30,658
Total expenses	3,224,158	2,250,031	6,230,841	4,474,411

Income (loss) from continuing operations before income taxes and other items	320,428	298,213	665,671	496,920
Income tax (expense) benefit	61,979	(1,053)	50,346	4,466
Income (loss) from unconsolidated entities	(17,969)	(7,392)	(19,655)	(6,129)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	98,537	14,850	518,937	66,627
Income (loss) from continuing operations	462,975	304,618	1,215,299	561,884

Net income (loss)	462,975	304,618	1,215,299	561,884
Less: Net income (loss) attributable to noncontrolling interests(1)	17,973	2,730	41,625	2,039
Net income (loss) attributable to common stockholders	$445,002	$301,888	$1,173,674	$559,845

Weighted average number of common shares outstanding:
Basic	709,732	656,593	704,812	650,029
Diluted	737,956	668,140	732,137	661,004

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.65	$0.46	$1.72	$0.86
Net income (loss) attributable to common stockholders	$0.63	$0.46	$1.67	$0.86

Diluted:
Income (loss) from continuing operations	$0.63	$0.46	$1.66	$0.85
Net income (loss) attributable to common stockholders(2)	$0.61	$0.45	$1.63	$0.85

Dividends declared and paid per common share	$0.74	$0.67	$1.48	$1.34
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$462,975	$304,618	$1,215,299	$561,884

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(11,790)	560,442	(391,001)	728,979
Derivative and financial instruments designated as hedges gain (loss)	(69,956)	(413,839)	252,075	(532,130)
Total other comprehensive income (loss)	(81,746)	146,603	(138,926)	196,849

Total comprehensive income (loss)	381,229	451,221	1,076,373	758,733
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	15,407	5,711	36,704	5,082
Total comprehensive income (loss) attributable to common stockholders	$365,822	$445,510	$1,039,669	$753,651

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2026
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2026	$696,621	$50,898,707	$(14,405)	$11,033,569	$(20,197,353)	$(287,641)	$810,218	$42,939,716
Comprehensive income:
Net income (loss)				728,672			11,217	739,889
Other comprehensive income (loss)						(54,825)	(1,495)	(56,320)
Total comprehensive income								683,569
Net change in noncontrolling interests		(55,521)					127,626	72,105
Adjustment to members’ interest from change in ownership in Welltower OP		(53,208)					53,208	—
Redemption of OP Units and DownREIT Units	396	61,194					(61,590)	—
Amounts related to stock incentive plans, net of forfeitures	156	22,321	(8,448)					14,029
Net proceeds from issuance of common stock	7,687	1,536,100						1,543,787
Common stock dividends paid					(520,347)			(520,347)
Balances at March 31, 2026	$704,860	$52,409,593	$(22,853)	$11,762,241	$(20,717,700)	$(342,466)	$939,184	$44,732,859
Comprehensive income:
Net income (loss)				445,002			9,827	454,829
Other comprehensive income (loss)						(79,180)	(2,070)	(81,250)
Total comprehensive income								373,579
Net change in noncontrolling interests		(1,958)					107,068	105,110
Adjustment to members’ interest from change in ownership in Welltower OP		26,977					(26,977)	—
Redemption of OP Units	35	2,311					(2,346)	—
Amounts related to stock incentive plans, net of forfeitures	14	16,494	(3,108)					13,400
Net proceeds from issuance of common stock	14,159	2,951,195						2,965,354
Equity component of exchangeable debt		(224,245)						(224,245)
Common stock dividends paid					(527,023)			(527,023)
Balances at June 30, 2026	$719,068	$55,180,367	$(25,961)	$12,207,243	$(21,244,723)	$(421,646)	$1,024,686	$47,439,034

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2025
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2025	$637,002	$40,016,503	$(114,176)	$10,096,724	$(18,320,064)	$(359,781)	$360,158	$32,316,366
Comprehensive income:
Net income (loss)				257,957			(1,789)	256,168
Other comprehensive income (loss)						50,145	(53)	50,092
Total comprehensive income								306,260
Net change in noncontrolling interests		(156,107)					26,379	(129,728)
Adjustment to members’ interest from change in ownership in Welltower OP		(31,806)					31,806	—
Redemption of OP Units and DownREIT Units	554	68,190					(68,744)	—
Amounts related to stock incentive plans, net of forfeitures	128	16,637	(5,331)					11,434
Net proceeds from issuance of common stock	14,404	2,117,486	99,335					2,231,225
Common stock dividends paid					(431,041)			(431,041)
Balances at March 31, 2025	$652,088	$42,030,903	$(20,172)	$10,354,681	$(18,751,105)	$(309,636)	$347,757	$34,304,516
Comprehensive income:
Net income (loss)				301,888			761	302,649
Other comprehensive income (loss)						143,622	582	144,204
Total comprehensive income								446,853
Net change in noncontrolling interests		(34,344)					12,514	(21,830)
Adjustment to members’ interest from change in ownership in Welltower OP		(6,932)					6,932	—
Redemption of OP Units and DownREIT Units	3	(11,576)					(5,958)	(17,531)
Amounts related to stock incentive plans, net of forfeitures	(65)	10,286	6,228					16,449
Net proceeds from issuance of common stock	13,212	1,960,793						1,974,005
Common stock dividends paid					(439,348)			(439,348)
Balances at June 30, 2025	$665,238	$43,949,130	$(13,944)	$10,656,569	$(19,190,453)	$(166,014)	$362,588	$36,263,114

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income (loss)	$1,215,299	$561,884
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	1,360,516	980,905
Other amortization expenses	20,764	27,888
Provision for loan losses, net	3,815	(3,120)
Impairment of assets	30,600	72,278
Stock-based compensation expense	35,350	32,762
Loss (gain) on derivatives and financial instruments, net	—	(3,619)
Loss (gain) on extinguishment of debt, net	2,711	6,156
Loss (income) from unconsolidated entities	19,655	6,129
Rental income less than (in excess of) cash received	(165,387)	(92,647)
Amortization related to above (below) market leases, net	(441)	(809)
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(518,937)	(66,627)
Distributions by unconsolidated entities	11,476	12,020
Increase (decrease) in accrued expenses and other liabilities	(191,728)	(89,081)
Decrease (increase) in receivables and other assets	(150,054)	(75,127)
Net cash provided from (used in) operating activities	1,673,639	1,368,992

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(6,320,151)	(2,936,818)
Cash disbursed for capital improvements to existing properties	(589,126)	(473,229)
Cash disbursed for construction in progress	(166,916)	(238,561)
Capitalized interest	(17,300)	(20,173)
Investment in loans receivable	(1,876,185)	(40,244)
Principal collected on loans receivable	827,881	162,039
Other investments, net of payments	(16,115)	(65,227)
Contributions to unconsolidated entities	(517,426)	(262,430)
Distributions by unconsolidated entities	251,132	38,760
Net proceeds from net investment hedge settlements	(2,567)	(2,199)
Proceeds from sales of real property	2,353,755	410,809
Net cash provided from (used in) investing activities	(6,073,018)	(3,427,273)

Financing activities:
Net proceeds from issuance of senior unsecured notes	75,633	1,359,325
Payments to extinguish, exchange or redeem senior unsecured notes	(2,300,435)	(1,250,000)
Net proceeds from the issuance of secured debt	324,384	—
Payments on secured debt	(70,143)	(317,456)
Net proceeds from the issuance of common stock	4,452,231	3,967,421
Payments for deferred financing costs and prepayment penalties	(39,775)	(762)
Contributions by noncontrolling interests(1)	25,928	9,137
Distributions to noncontrolling interests(1)	(74,104)	(158,011)
Cash distributions to stockholders	(1,044,890)	(871,423)
Other financing activities	(13,953)	(11,570)
Net cash provided from (used in) financing activities	1,334,876	2,726,661
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(47,872)	143,674
Increase (decrease) in cash, cash equivalents and restricted cash	(3,112,375)	812,054
Cash, cash equivalents and restricted cash at beginning of period	5,209,539	3,711,457
Cash, cash equivalents and restricted cash at end of period	$2,097,164	$4,523,511

Supplemental cash flow information:
Interest paid	$341,901	$252,008
Income taxes paid (received), net	35,608	18,877

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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to “Welltower” mean Welltower Inc. and references to “Welltower OP” mean Welltower OP LLC. References to “we,” “us” and “our” mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower’s weighted average ownership in Welltower OP was 98.186% for the six months ended June 30, 2026. As of June 30, 2026, Welltower owned 98.135% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 1.865% of outstanding units. We adjust the noncontrolling members’ interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily an indication of the results that may be expected for the year ending December 31, 2026. Unless otherwise indicated, references to “$” are to U.S. dollars and references to “C$” are to Canadian dollars. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Six Months Ended
	June 30, 2026				June 30, 2025
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$520,452	$123,298	$176	$643,926	$295,923	$94,165	$19,340	$409,428
Buildings and improvements	4,263,118	1,549,177	87,188	5,899,483	1,840,711	1,229,242	1,619	3,071,572
Acquired lease intangibles	373,216	—	10,576	383,792	179,372	7,084	656	187,112
Construction in progress	209,446	—	—	209,446	—	—	—	—
Real property held for sale	452	—	—	452	174,639	—	—	174,639
Right of use assets, net	12,146	—	1,222	13,368	3,032	18,389	2,783	24,204
Total net real estate assets	5,378,830	1,672,475	99,162	7,150,467	2,493,677	1,348,880	24,398	3,866,955
Receivables and other assets	78,049	—	18	78,067	15,920	5	59	15,984
Total assets acquired(1)	5,456,879	1,672,475	99,180	7,228,534	2,509,597	1,348,885	24,457	3,882,939
Secured debt	(409,241)	—	—	(409,241)	(441,983)	—	—	(441,983)
Lease liabilities	(2,967)	—	(1,081)	(4,048)	(3,032)	—	(1,699)	(4,731)
Accrued expenses and other liabilities	(116,320)	(3,471)	(440)	(120,231)	(36,813)	(10,442)	(1,589)	(48,844)
Total liabilities acquired	(528,528)	(3,471)	(1,521)	(533,520)	(481,828)	(10,442)	(3,288)	(495,558)
Noncontrolling interests	(38,438)	—	—	(38,438)	(5,620)	—	—	(5,620)
Non-cash acquisition related activity(2)	(88,567)	(156,221)	(91,637)	(336,425)	(184,761)	(240,075)	(20,107)	(444,943)
Cash disbursed for acquisitions	4,801,346	1,512,783	6,022	6,320,151	1,837,388	1,098,368	1,062	2,936,818
Construction in progress additions	167,120	(6)	(3,868)	163,246	208,822	—	47,840	256,662
Less: Capitalized interest	(17,016)	—	(284)	(17,300)	(17,094)	—	(3,079)	(20,173)
Accruals(3)	7,500	—	13,470	20,970	(4,470)	1,094	5,448	2,072
Cash disbursed for construction in progress	157,604	(6)	9,318	166,916	187,258	1,094	50,209	238,561
Capital improvements to existing properties	554,829	21,422	12,875	589,126	415,638	19,874	37,717	473,229
Total cash invested in real property, net of cash acquired	$5,513,779	$1,534,199	$28,215	$7,076,193	$2,440,284	$1,119,336	$88,988	$3,648,608
(1) Excludes $5,384,000 and $4,548,000 of unrestricted and restricted cash acquired during the six months ended June 30, 2026 and 2025, respectively.
(2) For the six months ended June 30, 2026, relates to the acquisition of assets previously recognized as investments in unconsolidated entities and two properties reclassified from sales-type lease to operating lease (see Note 6 for further details). For the six months ended June 30, 2025, relates to the acquisition of assets previously recognized as investments in unconsolidated entities and the re-issuance of Welltower Inc. treasury shares in lieu of cash consideration.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Amica Senior Lifestyles Acquisition
On April 1, 2026, we acquired a Canadian portfolio of 34 seniors housing communities and interests in four unconsolidated properties for a total purchase price of $2,951,181,000. The portfolio was funded with cash on hand, the assumption of $408,623,000 of secured debt and $27,589,000 of exchangeable partnership units that can be converted into Welltower common shares. The portfolio is included in our Seniors Housing Operating segment and is operated by Amica Senior Lifestyles (“Amica”). The transaction was accounted for as an asset acquisition.
On July 2, 2026, we closed on the acquisition of four properties and an interest in one unconsolidated property, all of which are currently under development, for a purchase price of C$614 million.
Barchester Healthcare Acquisition
During October 2025, in a series of transactions, we acquired all of the shares of Mint UK Bidco LLC (“Barchester”). The acquired portfolio consists of 111 properties in the U.K. held in a RIDEA structure managed by Barchester Healthcare and reported in our Seniors Housing Operating segment, 150 properties subject to a triple-net lease with Barchester Healthcare and reported in our Triple-net segment and 21 properties under development which will also be managed by Barchester Healthcare in a RIDEA structure following development completion. Total consideration for the transaction, net of cash acquired, was $6,851,721,000, which included non-cash consideration of $1,544,747,000 primarily related to OP Units delivered in exchange for the contribution of the shares of the acquired entity.
The transaction was accounted for using the acquisition method of accounting. We continue to finalize the valuation of the assets acquired and liabilities assumed and did not record significant measurement period adjustments during the six months ended June 30, 2026. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of tangible and intangible assets and liabilities acquired, finalizing

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
our review of certain net working capital assets acquired and liabilities assumed, as well as finalizing our review of the tax basis of the acquired assets and liabilities assumed in order to estimate the impact of the acquisition on deferred income taxes. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the date of acquisition. Please refer to Note 3 of the notes to the consolidated financial statements within our 2025 Annual Report on Form 10-K for additional information related to the Barchester acquisition.
Operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $485,894,000 of total revenue from such operations during the six months ended June 30, 2026.
HC-One Group Acquisition
On October 24, 2025, we acquired all of the shares of HC-One Topco Limited (“HC-One”) via a share purchase agreement. HC-One operates 282 seniors housing properties in the U.K. including owned properties and leasehold interests. All properties continue to be managed by HC-One as of June 30, 2026 and are reported within our Seniors Housing Operating segment. Total consideration for the transaction, net of cash acquired, was $1,646,860,000, which included $908,605,000 related to the settlement of existing contractual arrangements between us and HC-One and was primarily attributable to the settlement of our existing real estate loan receivable of $882,326,000, as well as the settlement of equity warrants and an equity interest previously held by us and resulted in reduced cash consideration.
The transaction was accounted for using the acquisition method of accounting. We continue to finalize the valuation of the assets acquired and liabilities assumed and did not record significant measurement period adjustments during the six months ended June 30, 2026. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of tangible and intangible assets and liabilities acquired, finalizing our review of certain net working capital assets acquired and liabilities assumed, as well as finalizing our review of the tax basis of the acquired assets and liabilities assumed in order to estimate the impact of the acquisition on deferred income taxes. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the date of acquisition. Please refer to Note 3 of the notes to the consolidated financial statements within our 2025 Annual Report on Form 10-K for additional information related to the HC-One acquisition.
Operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $592,371,000 of total revenue from such operations during the six months ended June 30, 2026.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated financial information as if the Barchester and HC-One transactions occurred on January 1, 2025. In the opinion of management, all significant necessary adjustments to reflect the effect of the transactions have been made. The following pro forma information is not indicative of future operations (in thousands):

Six Months Ended
June 30, 2025
Pro forma revenues	$5,941,520
Pro forma net income attributable to common stockholders	$396,761

Per share data (diluted)
Net income attributable to common stockholders (as reported)	$0.85
Net income attributable to common stockholders (pro forma)	$0.60
Pro forma net income attributable to common stockholders and net income attributable to common stockholders per diluted share are impacted by the acquired lease intangibles that have a weighted average amortization period of two years.
Triple-net Acquisitions
In February 2025, we acquired 48 skilled nursing facilities for a total purchase price of $990,908,000, which included $750,833,000 of cash consideration and $240,075,000 of common stock consideration. The acquired properties were leased either to Avir Health Group or Aviata Health Group under long-term triple-net leases. In May 2026, we acquired 41 skilled

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
nursing facilities for a total purchase price of $935,007,000 cash consideration. The acquired properties were leased to Avir Health Group under long-term triple-net leases.
Subsequent Acquisition Activity
In July 2026, we announced that we have closed or expect to close more than $5 billion of seniors housing acquisitions in the second half of the year. Expected acquisitions not yet closed are subject to customary closing conditions and regulatory approvals.
Development Projects Placed Into Service
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Development projects:
Seniors Housing Operating	$257,446	$506,732
Outpatient Medical	—	267,916
Total construction in progress conversions	$257,446	$774,648
4. Intangible Assets and Goodwill
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Gross acquired lease intangibles	$3,167,918	$2,845,686
Accumulated amortization	(2,290,397)	(1,936,939)
Net book value	$877,521	$908,747

Liabilities:
Below market tenant leases	$11,488	$25,546
Accumulated amortization	(6,109)	(18,825)
Net book value	$5,379	$6,721
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income related to (above)/below market tenant leases, net	$71	$(148)	$196	$(310)
Amortization related to in-place lease intangibles and lease commissions	(229,775)	(101,546)	(391,314)	(210,529)
Goodwill
The change in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Seniors Housing Operating	Outpatient Medical	Total
Balance at December 31, 2025	$277,995	$68,321	$346,316

Acquisition measurement period adjustments	$6,897	$—	$6,897
Effect of foreign currency translation	(3,984)	—	(3,984)
Balance at June 30, 2026	$280,908	$68,321	$349,229
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
also consider whether these disposal transactions constitute a strategic shift that has a major effect on our operations and financial results and represent a discontinued operation.
At June 30, 2026, 22 Seniors Housing Operating properties, two Triple-net properties and seven Outpatient Medical properties, with an aggregate real estate balance of $374,477,000, were classified as held for sale. Expected gross sales proceeds related to these held for sale properties are approximately $527,365,000.
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to the estimated fair market value and an impairment charge is recognized. Properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value. During the six months ended June 30, 2026, we recorded impairment charges of $30,600,000 related to 12 Seniors Housing Operating properties, two Triple-net properties and five Outpatient Medical properties. During the six months ended June 30, 2025, we recorded $72,278,000 of impairment charges related to eight Seniors Housing Operating properties and six Triple-net properties.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income from continuing operations before income taxes and other items from properties sold or classified as held for sale as of June 30, 2026 of $3,785,000 and $35,041,000 for the three and six months ended June 30, 2026 and $68,989,000 and $114,063,000 for the same respective periods in 2025.
Outpatient Medical Portfolio Disposition
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated Outpatient Medical properties for approximately $7.2 billion. Net proceeds are expected to total approximately $6.0 billion following the reinvestment of a portion of the gross proceeds into a mandatorily redeemable preferred interest investment recorded as a real estate loan receivable at fair value, accompanied by a profits interest. The disposition has and will continue to occur in tranches expected to close by the end of 2026, and some properties are subject to right of first refusals held by joint venture partners or ground lessors, which could result in separate sale transactions without mandatorily redeemable preferred equity investment or accompanying profits interest. The properties met the criteria to be classified as held for sale as of September 30, 2025 and we expect to recognize a gain on the sale of the total portfolio. We assessed this transaction and concluded that the disposal of Outpatient Medical properties does not constitute a strategic shift that has a major effect on our operations and financial results.
During the six months ended June 30, 2026, we disposed of 70 properties related to the definitive agreement, with an aggregate gain on real estate dispositions of $534,328,000. Total sales price related to these properties was $1,687,300,000, which included non-cash consideration of $139,961,000 representing the initial fair value of the mandatorily redeemable preferred interest investment retained. Through June 30, 2026, we have disposed of 311 properties related to the definitive agreement.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Real estate dispositions:(1)
Seniors Housing Operating	$29,005	$471,786
Triple-net(2)	626,797	181,988
Outpatient Medical	1,264,681	5,541
Total dispositions	1,920,483	659,315
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net(3)	523,201	66,627
Net other assets/(liabilities) disposed	50,032	335
Non-cash consideration(4)	(139,961)	(315,468)
Cash proceeds from real estate dispositions	$2,353,755	$410,809
(1) Dispositions occurring during the six months ended June 30, 2025 included the disposition of unconsolidated equity method investments related to our Chartwell joint ventures. See disclosure below for further information.
(2) The six months ended June 30, 2026 include $444,773,000 related to 28 properties classified as sales-type leases as of December 31, 2025 for which the underlying properties were sold and the sales-type leases terminated. The six months ended June 30, 2025 include $172,260,000 related to four properties classified as sales-type leases as of December 31, 2024 for which the underlying properties were sold and the sales-type leases terminated.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(3) The six months ended June 30, 2026 exclude the loss recognized in conjunction with the initial consolidation of a variable interest entity and include a $2,963,000 loss for 28 properties classified as sales-type leases as of December 31, 2025 which were sold in 2026. The six months ended June 30, 2025 include a $2,564,000 gain recognized for four properties classified as sales-type leases as of December 31, 2024 which were sold in 2025.
(4) Non-cash consideration for the six months ended June 30, 2026 relates to the retained preferred interest for our Outpatient Medical portfolio disposition. Non-cash consideration for the six months ended June 30, 2025 includes the fair value of the equity method investment attributed to the 16 sold Chartwell properties, as well as the value of our contribution of ten consolidated properties to our seniors housing investment fund (see Note 8 for further details).
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
The components of lease expense were as follows for the periods presented (in thousands):

		Six Months Ended
	Classification	June 30, 2026	June 30, 2025
Operating lease cost:(1)
Real estate lease expense	Property operating expenses	$66,005	$48,093
Non-real estate investment lease expense	General and administrative expenses	3,056	3,081
Financing lease cost:
Amortization of leased assets	Property operating expenses	9,774	2,428
Interest on lease liabilities	Interest expense	13,400	2,649
Total		$92,235	$56,251
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	June 30, 2026	December 31, 2025
Right of use assets:
Operating leases - real estate	Right of use assets, net	$1,391,934	$1,537,490
Financing leases - real estate	Right of use assets, net	567,480	620,555
Real estate right of use assets, net		1,959,414	2,158,045
Operating leases - non-real estate investments	Receivables and other assets	23,431	25,073
Total right of use assets, net		$1,982,845	$2,183,118

Lease liabilities:
Operating leases		$1,502,260	$1,642,849
Financing leases		492,291	540,144
Total		$1,994,551	$2,182,993
Lessor

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, typically include some form of operating expense reimbursement by the tenant. For the six months ended June 30, 2026, we recognized $913,582,000 of rental income related to operating leases, of which $32,317,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the six months ended June 30, 2025, we recognized $944,607,000 of rental income related to operating leases, of which $111,861,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606. Within that reportable segment, we also recognize revenue from residential wellness housing leases in accordance with ASC 842. The amount of revenue related to these leases was $472,321,000 and $381,566,000 for the six months ended June 30, 2026 and 2025, respectively.
Sales-Type Leases
At December 31, 2025, 30 properties leased to Integra Healthcare Properties (“Integra”) under a long-term master lease were classified as sales-type leases due to the expected exercise by the respective subtenants of purchase options related to these properties.
During the six months ended June 30, 2026, an additional eleven properties leased to Integra were reclassified from operating to sales-type leases. In conjunction with this reclassification, a loss of $24,827,000 was recognized in gain (loss) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. Additionally, we completed the sale of 39 properties for net proceeds of $575,691,000, which was recognized in proceeds from sales of real property in the Consolidated Statements of Cash Flows and reclassified two properties from sales-type lease back to operating lease as a result of the exercise of the purchase option by the subtenant no longer being reasonably assured.
At December 31, 2024, four properties were classified as sales-type leases. During the three months ended March 31, 2025, these properties were sold and we recognized net proceeds of $174,824,000, which was included in proceeds from sales of real property in the Consolidated Statements of Cash Flows.
We recognized $8,077,000 and $2,111,000 of interest income related to investments in sales-type leases during the six months ended June 30, 2026 and June 30, 2025, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of the risk of credit loss. Accrued interest receivable was $39,051,000 and $23,497,000 as of June 30, 2026 and December 31, 2025, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets.
The following is a summary of our loans receivable as of the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Mortgage loans	$2,043,538	$1,021,355
Other real estate loans	931,104	827,742
Allowance for credit losses on real estate loans receivable	(21,933)	(17,887)
Real estate loans receivable, net of credit allowance	2,952,709	1,831,210
Non-real estate loans	290,724	258,205
Allowance for credit losses on non-real estate loans receivable	(6,896)	(7,150)
Non-real estate loans receivable, net of credit allowance	283,828	251,055
Total loans receivable, net of credit allowance	$3,236,537	$2,082,265

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Advances on loans receivable	$1,876,185	$40,244
Less: Receipts on loans receivable	827,881	162,039
Net cash advances (receipts) on loans receivable	$1,048,304	$(121,795)
In March 2026, we provided two mortgage loans collateralized by a first mortgage lien in the aggregate principal amount of $895,000,000, each collateralized by a portfolio of skilled nursing facilities. The loans bear interest at 8% per annum.
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
For the remaining loans, we generally assess credit loss on a collective pool basis and use our historical loss experience for similar loans and expectations of future performance of the borrowers to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	June 30, 2026
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans(1)	2007 - 2019	$134,059	$(8,049)	$126,010	5
Collective loan pool	2010 - 2021	80,590	(535)	80,055	15
Collective loan pool	2022	62,104	(412)	61,692	11
Collective loan pool	2023	45,167	(300)	44,867	5
Collective loan pool	2024	59,348	(394)	58,954	7
Collective loan pool	2025	1,100,320	(7,302)	1,093,018	13
Collective loan pool	2026	1,783,778	(11,837)	1,771,941	18
Total loans		$3,265,366	$(28,829)	$3,236,537	74

(1) Interest recognized on loans classified as deteriorated loans as of the end of the respective reporting period was $3,874,000 and $7,607,000 for the three and six months ended June 30, 2026, respectively.
During the year ended December 31, 2025, we reclassified the entirety of the secured notes receivable from Genesis to the deteriorated loan category following Genesis’s initiation of Chapter 11 bankruptcy proceedings. The carrying value of the outstanding notes as of June 30, 2026 is $124,681,000. The notes receivable were evaluated on an individual basis to determine the appropriateness of the allowance for credit losses, which included an estimate of collectability, collateral valuation and the anticipated recovery through the bankruptcy process.
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the activity within the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at beginning of period	$25,037	$33,797
Provision for loan losses, net	3,815	(3,120)
Effect of foreign currency	(23)	1,009
Balance at end of period	$28,829	$31,686
8. Investments in Unconsolidated Entities

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	Percentage Ownership (1)	June 30, 2026	December 31, 2025
Seniors Housing Operating	8%to 95%	$1,677,501	$1,466,832
Triple-net	20%	9,629	19,055
Outpatient Medical	15% to 50%	123,283	221,808
Non-segment/Corporate	20% to 88%	191,219	101,895
Total		$2,001,632	$1,809,590
(1) As of June 30, 2026 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
We own interests in certain entities that provide comprehensive property management services with respect to certain of our Seniors Housing Operating properties. We pay management fees to these entities based on management agreements, plus if applicable, positive or negative adjustments based on specified performance targets. We incurred fees of $29,457,000 and $55,334,000 for the three and six months ended June 30, 2026, and $21,853,000 and $41,848,000 for the same periods in 2025, respectively. Management fees are reflected within property operating expenses within our Consolidated Statements of Comprehensive Income.
At June 30, 2026, the aggregate unamortized basis difference of our joint venture investments of $179,890,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 21 properties as of June 30, 2026 for the development and construction of certain properties that have a carrying value of $797,385,000. We believe that such borrowers typically represent variable interest entities (“VIEs”) in accordance with ASC 810, “Consolidation.” VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $37,883,000 related to these investments.
In January 2025, we announced the formation of a private funds management business in conjunction with the launch of the Seniors Housing Fund I LP (the “Fund”). The Fund was formed with the intent to invest in U.S. seniors housing properties that are either stable or with a near-term path to stabilization. Welltower serves as the general partner and asset manager and has a limited partner interest in the Fund, which is unconsolidated due to certain rights held by third-party limited partners. Our unconsolidated investment balance in the Fund was $327,725,000 and $185,482,000 as of June 30, 2026 and December 31, 2025, respectively. The Fund investment and related income from operations is classified within our Seniors Housing Operating segment.
In January 2026, we announced the formation of our Seniors Housing Debt Fund (“Debt Fund”), which was formed to invest in seniors housing real estate-related mortgage loans and debt-like security portfolios within the U.S. Welltower serves as the general partner and asset manager and has a limited partner interest in the Debt Fund, which is unconsolidated due to certain rights held by third-party limited partners. As of June 30, 2026, our unconsolidated investment balance in the Debt Fund was $122,991,000. The Debt Fund investment and related income from operations is classified as Non-segment/Corporate.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2026, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship:(1)	Number of Properties	Total NOI	Percent of NOI(2)
Barchester	283	$291,865	11%
Cogir Senior Living	177	211,053	8%
Care UK	268	166,442	6%
Avir Health Group	173	156,858	6%
Oakmont Management Group	80	114,888	4%
Remaining portfolio	1,771	1,749,863	65%
Totals	2,752	$2,690,969	100%
(1) Cogir, Care UK and Oakmont Management Group are in our Seniors Housing Operating segment. Avir Health Group is in our Triple-net segment. Barchester is in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 26% of total NOI for the year ended December 31, 2025.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At June 30, 2026, we had a primary unsecured credit facility with a consortium of 32 banks that included a $6,250,000,000 unsecured revolving credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at June 30, 2026) and a $4,250,000,000 tranche that matures on March 6, 2030 (none outstanding at June 30, 2026). The unsecured revolving credit facility may be increased, subject to certain conditions and lender commitments, by up to an additional $1,250,000,000. The $4,250,000,000 tranche may be extended, at our option, for two successive six month periods. The primary unsecured credit facility also allows us to borrow up to $1,750,000,000 in alternative currencies (none outstanding at June 30, 2026). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate (“SOFR”) interest rate. Based on our current credit ratings and annual sustainability results, the loans under the unsecured revolving credit facility currently bear interest at 0.655% over the SOFR rate at June 30, 2026. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. This fee depends on our debt ratings and annual sustainability results and was 0.120% at June 30, 2026.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $3,000,000,000 (none outstanding at June 30, 2026).
The following information relates to aggregate borrowings for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance outstanding at quarter end	$—	$—	$—	$—
Gross borrowings	3,520,000	6,400,000	3,520,250	6,400,000
Gross repayments	(3,520,000)	(6,400,000)	(3,520,250)	(6,400,000)
Maximum amount outstanding at any month end	370,000	600,000	370,000	600,000
Average amount outstanding (total of daily principal balances divided by days in period)	62,912	157,473	31,631	79,171
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	4.27%	4.71%	4.27%	4.71%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At June 30, 2026, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Other Financial Obligations (4)	Totals
2026	$—	$187,833	$737	$188,570
2027(5,6)	2,645,521	364,342	1,541	3,011,404
2028(7)	2,337,135	344,287	1,632	2,683,054
2029	2,235,532	556,583	1,730	2,793,845
2030	1,750,000	165,305	1,833	1,917,138
Thereafter(8)	5,462,850	1,573,259	248,266	7,284,375
Total principal balance	14,431,038	3,191,609	255,739	17,878,386
Unamortized discounts and premiums, net	(21,234)	—	—	(21,234)
Unamortized debt issuance costs, net	(63,242)	(12,886)	—	(76,128)
Fair value adjustments and other, net	(51,461)	(120,217)	116,907	(54,771)
Total carrying value of debt	$14,295,101	$3,058,506	$372,646	$17,726,253
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.94% and 3.91% as of June 30, 2026 and June 30, 2025, respectively.
(2) Senior unsecured notes are generally issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The C$300,000,000 of 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(3) Annual interest rates range from 1.74% to 5.25%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 4.01% and 4.08% as of June 30, 2026 and June 30, 2025, respectively. Gross real property value of the properties securing the debt totaled $6,503,834,000 at June 30, 2026.
(4) Represents financing obligations related to sale-leaseback transactions acquired that did not qualify for sale accounting which include an aggregate effective interest rate of 5.49%.
(5) Includes C$2,747,615,000 of unsecured term loans (approximately $1,934,321,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2026). The term loans mature on April 9, 2027 and bear interest at adjusted Canadian Overnight Repo Rate Average plus 0.65% (2.92% at June 30, 2026).
(6) Includes C$300,000,000 of 2.95% senior unsecured notes due 2027 (approximately $211,200,000 based on the Canadian/U.S. Dollar exchange rate in effect on June 30, 2026).
(7) Includes £550,000,000 of 4.80% senior unsecured notes due 2028 (approximately $729,135,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2026).
(8) Includes £500,000,000 of 4.50% senior unsecured notes due 2034 (approximately $662,850,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2026).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Beginning balance	$16,526,245	$13,326,465
Debt issued	75,633	1,371,165
Debt extinguished	(1,883,406)	(1,250,000)
Debt exchanged or redeemed	(192,000)	—
Effect of foreign currency	(95,434)	147,894
Ending balance	$14,431,038	$13,595,524
In April 2026, we repaid our $700,000,000 4.25% senior unsecured notes at maturity.
On June 30, 2026, we amended our C$2,747,615,000 unsecured term loans to extend the maturity date from October 9, 2026 to April 9, 2027 and reduce the applicable margin by 5 basis points.
In July 2026, we completed the issuance of C$1,150,000,000 aggregate principal amount of senior unsecured notes, consisting of C$750,000,000 of 3.850% notes due August 15, 2031 and C$400,000,000 of 4.150% notes due August 15, 2033.
Welltower, the parent entity that consolidates Welltower OP and all other subsidiaries, fully and unconditionally guarantees to each holder of all series of senior unsecured notes issued by Welltower OP that the principal of and premium, if any, and interest on the notes will be promptly paid in full when due, whether at the applicable maturity date, by acceleration or

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of the outstanding exchangeable features:

	Number of shares of Welltower Inc. Common Stock into which $1,000 of Principal is Exchangeable(1)	Approximate Equivalent Exchange Price per Share(1)	Exchangeable Date

2028 Exchangeable Notes	10.5277	$94.99	November 15, 2027
2029 Exchangeable Notes	7.8291	$127.73	January 15, 2029
(1) The exchange rate is subject to adjustment upon the occurrence of specified events, including in the event of the payment of a quarterly dividend in excess of a specified amount, but will not be adjusted for any accrued and unpaid interest. The amounts presented reflect the impact of the exchange rate adjustments resulting from the actual dividend rates paid.
Prior to the close of business on the business day immediately preceding the respective exchangeable dates noted in the table above, the Exchangeable Notes are exchangeable at the option of the holders only upon certain circumstances and during certain periods. On or after the respective exchangeable dates noted in the table above, the Exchangeable Notes will be exchangeable at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. Welltower OP will settle exchanges of the Exchangeable Notes by delivering cash up to the principal amount of the Exchangeable Notes exchanged and, in respect of the remainder of the exchanged value, if any, in excess thereof, cash or shares of Welltower’s common stock or a combination thereof, at the election of Welltower OP.
As of June 30, 2026, the Exchangeable Notes were exchangeable at the option of the holders. During the six months ended June 30, 2026, holders of the 2028 Exchangeable Notes exchanged an aggregate principal amount of $192,000,000, which were settled for cash consideration. No Exchangeable Notes were presented for exchange during the six months ended June 30, 2025.
Welltower OP may redeem the 2028 Exchangeable Notes and 2029 Exchangeable Notes, at its option in whole or in part, on any business day on or after May 20, 2026 and July 20, 2027, respectively, if the last reported sales price of the common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Welltower OP provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding the redemption date. As of June 30, 2026, the 2028 Exchangeable Notes were redeemable by Welltower OP.
The following is a summary of the components of the outstanding Exchangeable Notes as of June 30, 2026 and December 31, 2025 (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2026		December 31, 2025
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes	2029 Exchangeable Notes
Principal	$843,000	$1,035,000	$1,035,000	$1,035,000
Less: unamortized debt issuance costs	7,017	12,118	10,951	14,112
Net carrying value included in senior unsecured notes	$835,983	$1,022,882	$1,024,049	$1,020,888
The following is a summary of our interest expense recognized related to the Exchangeable Notes for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contractual interest expense	$14,926	$15,202	$30,128	$30,403
Amortization of debt issuance costs	2,165	2,183	4,330	4,365
Total interest expense	$17,091	$17,385	$34,458	$34,768
The following is a summary of our secured debt principal activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Beginning balance	$2,573,080	$2,467,223
Debt issued	324,384	—
Debt assumed	408,632	469,130
Debt extinguished	(33,288)	(286,454)
Principal payments	(36,075)	(31,002)
Effect of foreign currency	(45,124)	49,065
Ending balance	$3,191,609	$2,667,962

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2026, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $59,555,000. As of June 30, 2026, the unamortized loss amount was $42,337,000. In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap became effective in June 2025 and matures in December 2030. As of June 30, 2026, the carrying amount of the notes, exclusive of the hedge, was $745,150,000. The fair value of the

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
swap as of June 30, 2026 was $9,124,000 and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the six months ended June 30, 2026 and 2025, we settled certain net investment hedges necessitating cash payments of $3,625,000 and $3,359,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
Cross Currency Swap Contracts Designated as Fair Value Hedges
We have entered into cross currency swaps to economically convert our British Pounds Sterling-denominated debt exposure into U.S. dollars and to mitigate the impact of foreign currency translation gains or losses. These swaps are designated as fair value hedges of changes in the fair value of the hedged debt attributable to changes in spot foreign exchange rates. We record the cross currency swaps at fair value in our Consolidated Balance Sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in spot foreign exchange rates, along with the changes in the carrying value of the hedged debt due to changes in spot foreign exchange rates, are recorded in interest expense in the Consolidated Statements of Comprehensive Income and substantially offset each other.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2026		December 31, 2025
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	C$	7,051,059	C$	5,702,699
Denominated in Pounds Sterling		£8,850,708		£8,830,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	C$	—	C$	250,000
Denominated in Pounds Sterling		£—		£1,050,000

Derivatives designated as fair value hedges:
Denominated in Pounds Sterling		£1,050,000		£—

Interest rate swaps and caps designated as cash flow hedges:
Denominated in Canadian Dollars (1)	C$	74,188	C$	32,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars		$550,000		$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	C$	2,827,565	C$	2,827,565
(1) At June 30, 2026, the maximum maturity date was July 25, 2033.
In July 2026, we completed the issuance of C$1,150,000,000 aggregate principal amount of senior unsecured notes, as further described in Note 11. The notes were designated as financial instruments serving as net investment hedges.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location	2026	2025	2026	2025
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$30,263	$15,669	$28,140	$26,560
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	(69,642)	(3,158)	(98,294)	(3,683)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	—	409	—	3,619
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	(69,956)	(413,839)	252,075	(532,130)
13. Commitments and Contingencies
At June 30, 2026, we had 33 outstanding letter of credit obligations totaling $65,022,000 and expiring between 2026 and 2027. At June 30, 2026, we had outstanding construction in progress of $848,347,000 and were committed to providing additional funds of approximately $545,063,000 to complete construction. Additionally, at June 30, 2026, we had outstanding investments classified as in substance real estate of $797,385,000 and were committed to provide additional funds of $37,883,000 (see Note 8 for additional information).
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of June 30, 2026, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $475,862,000.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2026	December 31, 2025
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	1,400,000,000
Issued shares	719,074,981	696,631,868
Outstanding shares	718,902,041	696,507,255
Common Stock
In October 2025, we entered into an equity distribution agreement whereby we can offer and sell up to $7,500,000,000 aggregate amount of our common stock, which replaced our prior equity distribution agreement dated March 28, 2025 (collectively, along with other previous agreements, referred to as the “ATM Program”). The ATM Program allows us to enter into forward sale agreements (none outstanding at June 30, 2026). As of June 30, 2026, we had $1,301,588,000 of remaining capacity under the ATM Program. During July 2026, we sold 1,859,636 shares of common stock under the ATM Program.
The following is a summary of our common stock issuances during the six months ended June 30, 2026 and 2025 (in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2025 Option exercises	22,967	$76.98	$1,768	$1,768
2025 ATM Program issuances	27,593,276	144.52	3,987,776	3,965,653
2025 Equity issuance (1)	1,563,904		—	—
2025 Redemption of OP Units and DownREIT Units	556,950		—	—
2025 Stock incentive plans, net of forfeitures	93,403		—	—
2025 Totals	29,830,500		$3,989,544	$3,967,421

2026 Option exercises	13,878	$80.78	$1,121	$1,121
2026 ATM Program issuances	21,571,496	207.74	4,481,254	4,451,110
2026 Redemption of OP Units and DownREIT Units	430,576		—	—
2026 Stock incentive plans, net of forfeitures	117,083		—	—
2026 Other equity issuances (2)	261,753		—	—
2026 Totals	22,394,786		$4,482,375	$4,452,231
(1) Relates to the re-issuance of treasury shares in lieu of cash consideration for the acquisition of real property. Please see Note 3 for additional information.
(2) Relates to shares of common stock issued in connection with a lease modification and extension.
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2026		June 30, 2025
	Per Share	Amount	Per Share	Amount
Common stock	$1.48	$1,047,370	$1.34	$870,389

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On July 27, 2026, the Board of Directors declared a cash dividend for the quarter ended June 30, 2026 of $0.85 per share.
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	June 30, 2026	December 31, 2025
Foreign currency translation	$(984,673)	$(598,593)
Derivative and financial instruments designated as hedges	563,027	310,952
Total accumulated other comprehensive income (loss)	$(421,646)	$(287,641)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan (“2022 Plan”), which initially authorized up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board. No further awards were granted under the 2016 Long-Term Incentive Plan after March 28, 2022; however, awards granted under the 2016 Long-Term Incentive Plan prior to March 28, 2022 continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years with the options expiring ten years from the date of grant. In April 2025, our Board of Directors adopted, subject to shareholder approval obtained in May 2025, an amendment to the 2022 Plan (the “Amended and Restated Plan”), primarily to increase the aggregate number of shares of common stock authorized for issuance by 10,000,000 shares, bringing the total of shares authorized under the plan to 20,000,000 shares.
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
The following table summarizes compensation expense recognized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$342	$995	$738	$2,384
Restricted stock units	5,522	14,262	13,300	30,378
LTIP Units - 10-Year ECAP	10,656	—	21,312	—
Total compensation expense	$16,520	$15,257	$35,350	$32,762

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$445,002	$301,888	$1,173,674	$559,845

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	8,650	915	21,559	1,865
Numerator for diluted earnings per share	$453,652	$302,803	$1,195,233	$561,710

Denominator for basic earnings per share - weighted average shares	709,732	656,593	704,812	650,029
Effect of dilutive securities:
Employee stock options	828	595	814	577
Unvested restricted shares and units	6,248	3,146	5,938	3,061
OP Units and DownREIT Units	13,049	2,711	12,272	2,589
Employee stock purchase program	25	19	20	20
Exchangeable Notes	8,074	5,076	8,281	4,728
Dilutive potential common shares	28,224	11,547	27,325	10,975
Denominator for diluted earnings per share - adjusted weighted average shares	737,956	668,140	732,137	661,004

Basic earnings per share	$0.63	$0.46	$1.67	$0.86
Diluted earnings per share	$0.61	$0.45	$1.63	$0.85
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
•Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in sales-type leases, net	$—	$—	$497,963	$497,963
Mortgage loans receivable	2,008,699	2,017,891	998,699	1,008,879
Other real estate loans receivable	944,010	914,030	832,511	803,247
Cash and cash equivalents	1,965,164	1,965,164	5,033,678	5,033,678
Restricted cash	132,000	132,000	175,861	175,861
Non-real estate loans receivable	283,828	270,718	251,055	245,415
Foreign currency forward contracts, interest rate swaps and cross currency swaps	40,415	40,415	43,223	43,223

Financial liabilities:
Senior unsecured notes	$14,295,101	$16,108,897	$16,383,522	$17,872,001
Secured debt	3,431,152	3,358,776	2,813,780	2,768,807
Foreign currency forward contracts, interest rate swaps and cross currency swaps	251,564	251,564	416,210	416,210

Redeemable DownREIT Unitholder interests	$—	$—	$72,497	$72,497
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

	Fair Value Measurements as of June 30, 2026
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability)(1)	$(211,149)	$—	$(211,149)	$—
(1) Please see Note 12 for additional information.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired, consolidated, exchanged

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
or assumed (see Note 3 for related business combination acquisitions). Asset impairments (if applicable, see Note 5 for impairments of real property, Note 7 for impairments of loans receivable and Note 8 for impairments of investments in unconsolidated entities) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and are generally Level 3 inputs. We estimate the fair value of real estate and related intangible assets acquired in asset acquisitions and business combinations using the income approach and unobservable data, such as net operating income, estimated capitalization and discount rates, which are Level 3 inputs. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions or business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.
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
Non-segment revenue consists mainly of interest income on loans receivable balances. Additionally, it includes interest income earned on cash investments recorded in other income. Non-segment assets consist of corporate assets including loans receivable, cash, deferred loan expenses and corporate offices and equipment, among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the three months ended June 30, 2026 (in thousands):

Three Months Ended June 30, 2026	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$2,984,891	$—	$—	$—	$2,984,891
Rental income	—	414,789	44,951	—	459,740
Interest income	—	—	—	77,369	77,369
Other income	10,445	52	817	11,272	22,586
Total revenues	2,995,336	414,841	45,768	88,641	3,544,586

Property operating expenses	2,128,109	7,343	7,734	6,937	2,150,123
Consolidated net operating income (loss)	$867,227	$407,498	$38,034	$81,704	1,394,463

Depreciation and amortization					737,764
Interest expense					181,914
General and administrative expenses					67,486
Loss (gain) on extinguishment of debt, net					1,984
Provision for loan losses, net					2,183
Impairment of assets					25,774
Other expenses					56,930
Income (loss) from continuing operations before income taxes and other items					320,428
Income tax (expense) benefit					61,979
Income (loss) from unconsolidated entities					(17,969)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					98,537
Income (loss) from continuing operations					462,975
Net income (loss)					$462,975
The following table summarizes significant expense categories by segment for the three months ended June 30, 2026 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$1,338,206	$—	$1,805	$—	$1,340,011
Utilities	108,420	19	710	—	109,149
Food	110,716	—	—	—	110,716
Repairs and maintenance	83,544	61	1,276	—	84,881
Property taxes	75,990	5,768	2,183	—	83,941
Other segment expenses(1)	411,233	1,495	1,760	6,937	421,425
Total property operating expenses	$2,128,109	$7,343	$7,734	$6,937	$2,150,123

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

The following table summarizes our total assets by segment for the periods presented (in thousands):

	As of
	June 30, 2026		December 31, 2025
Assets:	Amount	%	Amount	%
Seniors Housing Operating	$48,706,368	69.7%	$42,014,932	62.4%
Triple-net	14,241,534	20.4%	13,448,058	20.0%
Outpatient Medical	1,914,978	2.7%	3,322,225	4.9%
Non-segment/Corporate	5,012,300	7.2%	8,517,832	12.7%
Total	$69,875,180	100.0%	$67,303,047	100.0%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the six months ended June 30, 2026 (in thousands):

Six Months Ended June 30, 2026	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$5,765,822	$—	$—	$—	$5,765,822
Rental income	—	798,592	114,990	—	913,582
Interest income	—	8,077	—	140,221	148,298
Other income	19,888	284	1,910	46,728	68,810
Total revenues	5,785,710	806,953	116,900	186,949	6,896,512

Property operating expenses	4,143,470	15,149	25,567	21,357	4,205,543
Consolidated net operating income (loss)	$1,642,240	$791,804	$91,333	$165,592	2,690,969

Depreciation and amortization					1,360,516
Interest expense					374,629
General and administrative expenses					134,960
Loss (gain) on extinguishment of debt, net					2,711
Provision for loan losses, net					3,815
Impairment of assets					30,600
Other expenses					118,067
Income (loss) from continuing operations before income taxes and other items					665,671
Income tax (expense) benefit					50,346
Income (loss) from unconsolidated entities					(19,655)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					518,937
Income (loss) from continuing operations					1,215,299
Net income (loss)					$1,215,299
The following table summarizes significant expense categories by segment for the six months ended June 30, 2026 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$2,586,435	$28	$5,082	$—	$2,591,545
Utilities	230,014	102	4,035	—	234,151
Food	213,247	—	—	—	213,247
Repairs and maintenance	163,216	190	4,076	—	167,482
Property taxes	148,687	11,571	7,414	—	167,672
Other segment expenses(1)	801,871	3,258	4,960	21,357	831,446
Total property operating expenses	$4,143,470	$15,149	$25,567	$21,357	$4,205,543

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$2,131,987	60.1%	$1,944,405	76.3%	$4,199,111	60.9%	$3,833,740	77.2%
United Kingdom	1,126,930	31.8%	416,809	16.4%	2,210,116	32.0%	792,316	15.9%
Canada	285,669	8.1%	187,030	7.3%	487,285	7.1%	345,275	6.9%
Total	$3,544,586	100.0%	$2,548,244	100.0%	$6,896,512	100.0%	$4,971,331	100.0%

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
Resident Fees and Services:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,705,020	57.2%	$1,446,648	73.4%	$3,339,577	57.9%	$2,840,656	74.1%
United Kingdom	998,165	33.4%	356,939	18.1%	1,959,979	34.0%	678,768	17.7%
Canada	281,706	9.4%	167,457	8.5%	466,266	8.1%	316,150	8.2%
Total	$2,984,891	100.0%	$1,971,044	100.0%	$5,765,822	100.0%	$3,835,574	100.0%

	As of
	June 30, 2026		December 31, 2025
Assets:	Amount	%	Amount	%
United States	$44,645,290	63.9%	$43,536,068	64.7%
United Kingdom	18,120,480	25.9%	18,056,095	26.8%
Canada	7,109,410	10.2%	5,710,884	8.5%
Total	$69,875,180	100.0%	$67,303,047	100.0%
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
Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, a REIT may lease “qualified healthcare properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified healthcare property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the unaudited consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.
Income taxes reflected in the financial statements primarily consist of U.S. federal, state and local income taxes, as well as non-U.S. income-based and withholding taxes on certain investments located in jurisdictions outside the U.S. We determine interim income tax expense (benefit) by applying the applicable annual effective tax rates to the ordinary income (loss) of our TRS entities and recognizing the tax effects of discrete items in the periods in which they occur. The income tax benefit for the three months ended June 30, 2026 included a $71,304,000 deferred tax benefit recognized by a Canadian subsidiary as a result of a reduction in its valuation allowance. The reduction in the valuation allowance was supported by net deferred tax liabilities acquired during the period.
In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
20. Variable Interest Entities
We have entered into joint ventures and have certain subsidiaries that are either wholly owned by us or by consolidated joint ventures which own real estate investments and are deemed to be VIEs. Our VIEs primarily hold real estate assets within our Seniors Housing Operating and Triple-net portfolios, the nature and risk of which are consistent with our overall portfolio. We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the entities and the rights to receive residual returns or the obligation to absorb losses arising from the entities. Capital contributions may be required in connection with initial entity formations and to fund development activities. Otherwise, our operating VIEs generally have been and are expected to be funded from the ongoing operations of the underlying properties. Additionally, we consolidate a levered entity that has been deemed a VIE and is invested in our Fund. We have no ownership interest in the entity but have concluded that we are the primary beneficiary primarily due to the guarantee of its unsecured debt to third parties. Accordingly, such entities have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Net real estate investments	$6,414,386	$5,810,341
Cash and cash equivalents	19,628	17,139
Receivables and other assets	430,889	225,425
Investments in unconsolidated entities	155,025	86,026
Total assets(1)	$7,019,928	$6,138,931

Liabilities and equity:
Senior unsecured notes	$150,124	$74,421
Secured debt	506,219	232,929
Lease liabilities	1,424	2,529
Accrued expenses and other liabilities	19,111	17,307
Total equity(2)	6,343,050	5,811,745
Total liabilities and equity	$7,019,928	$6,138,931
(1) As noted above, in the case of the VIE that invests in the Fund, Welltower has guaranteed the unsecured third party debt. For all other VIEs, assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and the VIEs’ creditors do not have recourse to Welltower.
(2) Includes noncontrolling interests.
We recognized revenues from consolidated VIEs in the aggregate of $206,389,000 and $411,660,000 for the three and six months ended June 30, 2026, and $167,671,000 and $312,134,000 for the same periods in 2025, respectively.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 98.135% as of June 30, 2026. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended June 30, 2026 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$867,227	66.1%	1,869
Triple-net	407,498	31.0%	829
Outpatient Medical	38,034	2.9%	54
Totals	$1,312,759	100.0%	2,752

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
For the six months ended June 30, 2026, resident fees and services and rental income represented 84% and 13% of total revenues, respectively. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future and we expect to reinvest the proceeds from any investment dispositions in new investments. In the event that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program or issue debt or equity securities, including through our ATM Program. At June 30, 2026, we had $1,965,164,000 of cash and cash equivalents, $132,000,000 of restricted cash and $6,250,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the six months ended June 30, 2026:
•During the six months ended June 30, 2026, we sold 21,571,496 shares of common stock under the ATM Program generating gross proceeds of approximately $4,481,254,000.
•In March 2026, we amended our $6,250,000,000 senior unsecured revolving credit facility, extending maturities, improving pricing by 15 basis points and increasing our total available credit facilities to $7,500,000,000. Concurrently, we repaid our existing $1,000,000,000 USD term loan and C$250,000,000 term loan with cash on hand.
•In March 2026, we increased the size of our commercial paper program to $3,000,000,000.
•In April 2026, we repaid our $700,000,000 4.25% senior unsecured notes at maturity.
•In June 2026, we amended our C$2,747,615,000 unsecured term loans to extend the maturity date to April 9, 2027 and reduce the applicable margin by 5 basis points.
•During the six months ended June 30, 2026, we issued $324,384,000 of secured debt at a blended average interest rate of 4.13% and assumed $408,632,000 of secured debt at a blended average interest rate of 3.64% after considering the effects of interest rate swaps.
•During the six months ended June 30, 2026, holders exchanged $192,000,000 aggregate principal amount of our 2028 Exchangeable Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2026 (dollars in thousands):

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	80	$5,378,830	5.1%
Triple-net	70	1,672,475	8.5%
Outpatient Medical	1	99,162	5.7%
Totals	151	$7,150,467	6.0%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received divided by investment amounts.
In July 2026, we announced that we have closed or expect to close more than $5 billion of seniors housing acquisitions in the second half of the year. Expected acquisitions not yet closed are subject to customary closing conditions and regulatory approvals.
Dispositions The following summarizes property dispositions completed during the six months ended June 30, 2026 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating	6	$27,363	$29,005	1.9%
Triple-net	44	635,699	626,797	7.5%
Outpatient Medical	74	1,690,693	1,264,681	5.9%
Totals	124	$2,353,755	$1,920,483	6.3%

(1) Represents cash and non-cash proceeds received upon disposition.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
Dividends On July 27, 2026, our Board of Directors declared a cash dividend for the quarter ended June 30, 2026 of $0.85 per share. On August 20, 2026, we will pay our 221st consecutive quarterly cash dividend to stockholders of record on August 12, 2026.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2026	2025	2025	2025	2025
Net income (loss)	$462,975	$752,324	$117,767	$282,186	$304,618	$257,266
NICS	445,002	728,672	96,441	280,559	301,888	257,957
FFO	1,153,653	982,548	(597,337)	824,375	825,717	765,197
NOI	1,394,463	1,296,506	1,247,079	1,108,644	1,033,533	960,697

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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2026	2025	2025	2025	2025
Net debt to book capitalization ratio	25%	23%	25%	20%	24%	26%
Net debt to undepreciated book capitalization ratio	21%	20%	21%	17%	19%	21%
Net debt to enterprise value ratio	9%	9%	10%	8%	10%	11%

Interest coverage ratio	7.52x	8.27x	4.63x	6.21x	6.75x	6.14x
Fixed charge coverage ratio	6.76x	7.59x	4.27x	5.60x	6.03x	5.58x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2026	2025	2025	2025	2025
Property mix:(1)
Seniors Housing Operating	66%	64%	59%	57%	56%	55%
Triple-net	31%	32%	32%	28%	28%	28%
Outpatient Medical	3%	4%	9%	15%	16%	17%

Relationship mix:(1)
Barchester	11%	11%	9%	—%	—%	—%
Cogir Senior Living	8%	8%	7%	8%	8%	7%
Care UK	6%	7%	6%	5%	5%	5%
Avir Health Group	6%	6%	6%	4%	3%	1%
Oakmont Management Group	4%	4%	4%	4%	4%	4%
Remaining relationships	65%	64%	68%	79%	80%	83%

Geographic mix:(1)
United Kingdom	24%	25%	22%	13%	13%	12%
Texas	12%	12%	12%	11%	10%	9%
Canada	8%	7%	6%	8%	8%	7%
California	8%	8%	9%	10%	10%	11%
Ohio	7%	6%	5%	4%	5%	5%
Remaining geographic areas in the U.S.	41%	42%	46%	54%	54%	56%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Lease Expirations The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of June 30, 2026 (dollars in thousands):

	Expiration Year(1)
	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	Thereafter
Triple-net:
Properties	—	2	4	5	19	2	151	1	1	27	608
Base rent (2)	$—	$1,311	$6,669	$1,115	$43,166	$4,686	$155,151	$1,911	$433	$52,231	$1,074,184
% of base rent	—%	0.1%	0.5%	0.1%	3.2%	0.3%	11.6%	0.1%	—%	3.9%	80.2%
Units/beds	—	295	565	257	2,043	225	9,323	100	81	2,391	60,373
% of units/beds	—%	0.4%	0.7%	0.3%	2.7%	0.3%	12.3%	0.1%	0.1%	3.2%	79.9%

Outpatient Medical:
Square feet	454,497	1,000	78,764	84,956	212,441	196,681	63,913	—	129,864	196,082	2,562,791
Base rent (2)	$12,079	$22	$1,996	$2,199	$4,618	$3,527	$2,506	$—	$3,420	$4,667	$87,335
% of base rent	9.9%	—%	1.6%	1.8%	3.8%	2.9%	2.0%	—%	2.8%	3.8%	71.4%
Leases	43	1	3	3	4	3	2	—	2	3	33
% of leases	44.3%	1.0%	3.1%	3.1%	4.1%	3.1%	2.1%	—%	2.1%	3.1%	34.0%

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

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	$	%
Cash, cash equivalents and restricted cash at beginning of period	$5,209,539	$3,711,457	$1,498,082	40%
Cash provided from (used in) operating activities	1,673,639	1,368,992	304,647	22%
Cash provided from (used in) investing activities	(6,073,018)	(3,427,273)	(2,645,745)	(77)%
Cash provided from (used in) financing activities	1,334,876	2,726,661	(1,391,785)	(51)%
Effect of foreign currency translation	(47,872)	143,674	(191,546)	(133)%
Cash, cash equivalents and restricted cash at end of period	$2,097,164	$4,523,511	$(2,426,347)	(54)%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the six months ended June 30, 2026 and 2025, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	$	%
New development	$166,916	$238,561	$(71,645)	(30.0)%
Recurring capital expenditures, tenant improvements and lease commissions	183,801	152,736	31,065	20.3%
Renovations, redevelopments and other capital improvements	405,325	320,493	84,832	26.5%
Total	$756,042	$711,790	$44,252	6.2%
The change in new development is primarily due to the number and size of construction projects ongoing during the relevant periods. Renovations, redevelopments and other capital improvements includes capital spend identified during underwriting related to recently closed acquisitions, expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments. Financing activities that occurred during the six months ended June 30, 2026 are summarized above in “Key Transactions.” Please also refer to Notes 10, 11 and 14 to our unaudited consolidated financial statements for additional information.
During the six months ended June 30, 2025, we sold 27,593,276 shares of common stock under our ATM Program, generating gross proceeds of approximately $3,987,776,000.
During the six months ended June 30, 2025, we extinguished $286,454,000 of secured debt at a blended average interest rate of 5.40%.
During the six months ended June 30, 2025, we assumed $469,130,000 of secured debt at a blended average interest rate of 4.45%.
During the six months ended June 30, 2025, we repaid our $1,250,000,000 4.0% senior unsecured notes at maturity. Additionally, we completed the issuance of $600,000,000 of 4.5% senior unsecured notes due 2030 and $650,000,000 of 5.125% senior unsecured notes due 2035.
Foreign Currency Translation The change in cash from foreign currency translation during the six months ended June 30, 2026 is primarily due to the mark-to-market adjustment of Canadian dollar funds sent to pre-fund the Amica Senior Lifestyles transaction. Please refer to Note 3 of our unaudited consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At June 30, 2026, we had investments in unconsolidated entities with our ownership generally ranging from 8% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At June 30, 2026, we had 33 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of June 30, 2026, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $475,862,000.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2026 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2026	2027-2028	2029-2030	Thereafter
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	$10,728,000	$—	$2,093,000	$3,835,000	$4,800,000
Canadian Dollar senior unsecured notes(2)	211,200	—	211,200	—	—
Pounds Sterling senior unsecured notes(2)	1,391,985	—	729,135	—	662,850
U.S. Dollar term credit facility	165,532	—	15,000	150,532	—
Canadian Dollar term credit facility(2)	1,934,321	—	1,934,321	—	—
Secured debt: (1,2)
Consolidated	3,191,609	187,833	708,629	721,888	1,573,259
Unconsolidated	713,116	71,571	166,144	26,218	449,183
Other financial obligations(3)	255,739	737	3,173	3,563	248,266
Contractual interest obligations:(4)
Senior unsecured notes and term loans(2)	3,233,058	298,150	906,832	639,330	1,388,746
Consolidated secured debt(2)	808,496	62,613	220,255	147,434	378,194
Unconsolidated secured debt(2)	147,645	18,446	59,684	51,395	18,120
Other financial obligations(3)	1,530,083	10,300	40,976	40,585	1,438,222
Financing lease liabilities(5)	1,289,372	14,439	55,367	54,114	1,165,452
Operating lease liabilities(5)	2,762,666	55,000	219,850	218,638	2,269,178
Purchase obligations(6)	589,018	276,995	307,212	421	4,390
Total contractual obligations	$28,951,840	$996,084	$7,670,778	$5,889,118	$14,395,860

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
(6) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to acquisitions under contract that have not yet closed as of June 30, 2026.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2026, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On March 28, 2025, Welltower and Welltower OP jointly filed with the SEC an open-ended automatic or “universal” shelf registration statement on Form S-3 (the “New Registration Statement”) covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. In connection with the filing of the New Registration Statement, on March 28, 2025, Welltower filed with the SEC five prospectus supplements, as described below. On March 28, 2025, Welltower also filed with the SEC a registration statement in connection

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock. As of July 24, 2026, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.
The first prospectus supplement filed in connection with the New Registration Statement related to the ATM Program (as defined below). On March 28, 2025, Welltower and Welltower OP entered into an equity distribution agreement with (i) BofA Securities, Inc., BBVA Securities Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, Barclays Capital Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Huntington Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $7,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”). The ATM Program also allows Welltower to enter into forward sale agreements. On October 28, 2025, Welltower and Welltower OP entered into a new equity distribution agreement with the sales agents, forward sellers and forward purchasers described above, which renewed the ATM Program on substantially similar terms and, in connection therewith, terminated the March 2025 equity distribution agreement. As of July 24, 2026, we had $867,999,000 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
On April 28, 2026, Welltower filed a prospectus supplement with the SEC relating to the registration and possible issuance of up to 176,172 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of the OP Units tender their OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On April 28, 2026, Welltower filed a prospectus supplement with the SEC to register the offer and resale by the selling stockholder identified therein of up to 138,740 shares of common stock of Welltower Inc., which Welltower issued as consideration for its recent acquisition of certain properties.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes issued by Welltower OP are fully and unconditionally guaranteed by Welltower, and Welltower OP is 98.135% owned by Welltower as of June 30, 2026. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities or operations, other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
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

	Three Months Ended				Change			Six Months Ended				Change
	June 30,							June 30,
	2026		2025		Amount		%	2026		2025		Amount		%
Net income (loss)	$462,975		$304,618		$158,357		52%	$1,215,299		$561,884		$653,415		116%
NICS	445,002		301,888		143,114		47%	1,173,674		559,845		613,829		110%
FFO	1,153,653		825,717		327,936		40%	2,136,201		1,590,914		545,287		34%
EBITDA	1,320,674		941,864		378,810		40%	2,900,098		1,824,442		1,075,656		59%
NOI	1,394,463		1,033,533		360,930		35%	2,690,969		1,994,230		696,739		35%
SSNOI	805,819		690,514		115,305		17%	1,457,821		1,248,533		209,288		17%

Per share data (fully diluted):
NICS	$0.61		$0.45		$0.16		36%	$1.63		$0.85		$0.78		92%
FFO	$1.56		$1.24		$0.32		26%	$2.92		$2.41		$0.51		21%

Interest coverage ratio	7.52	x	6.75	x	0.77	x	11%	7.91	x	6.44	x	1.47	x	23%
Fixed charge coverage ratio	6.76	x	6.03	x	0.73	x	12%	7.19	x	5.80	x	1.39	x	24%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	$	%	2026	2025	$	%
Revenues:
Resident fees and services	$2,984,891	$1,971,044	$1,013,847	51%	$5,765,822	$3,835,574	$1,930,248	50%
Other income	10,445	4,688	5,757	123%	19,888	8,029	11,859	148%
Total revenues	2,995,336	1,975,732	1,019,604	52%	5,785,710	3,843,603	1,942,107	51%
Property operating expenses	2,128,109	1,438,277	689,832	48%	4,143,470	2,822,961	1,320,509	47%
NOI (1)	867,227	537,455	329,772	61%	1,642,240	1,020,642	621,598	61%
Other expenses:
Depreciation and amortization	624,624	354,381	270,243	76%	1,141,803	695,137	446,666	64%
Interest expense	36,077	19,581	16,496	84%	66,318	35,850	30,468	85%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	187	6,156	(5,969)	(97)%
Impairment of assets	24,184	10,240	13,944	136%	27,181	33,841	(6,660)	(20)%
Other expenses	51,186	14,957	36,229	242%	103,559	27,124	76,435	282%
	736,071	399,159	336,912	84%	1,339,048	798,108	540,940	68%

Income (loss) from continuing operations before income taxes and other items	131,156	138,296	(7,140)	(5)%	303,192	222,534	80,658	36%
Income (loss) from unconsolidated entities	(23,361)	(6,803)	(16,558)	(243)%	(40,218)	(8,785)	(31,433)	(358)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(6,476)	(1,244)	(5,232)	(421)%	(5,853)	52,038	(57,891)	(111)%
Income (loss) from continuing operations	101,319	130,249	(28,930)	(22)%	257,121	265,787	(8,666)	(3)%
Net income (loss)	101,319	130,249	(28,930)	(22)%	257,121	265,787	(8,666)	(3)%
Less: Net income (loss) attributable to noncontrolling interests	(1,439)	(686)	(753)	(110)%	(3,637)	(599)	(3,038)	(507)%
Net income (loss) attributable to common stockholders	$102,758	$130,935	$(28,177)	(22)%	$260,758	$266,386	$(5,628)	(2)%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
Resident fees and services revenue and property operating expenses increased for the three and six month periods ended June 30, 2026 compared to the same periods in the prior year primarily due to acquisitions, including the acquisitions of Amica Senior Lifestyles, Barchester Healthcare and HC-One Group as described in Note 3 to our consolidated financial statements. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from the same periods in the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2025	85.1%	85.6%	86.9%	87.4%
2026	87.3%	87.6%

(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners’ noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
The following is a summary of our SSNOI at Welltower’s share for the Seniors Housing Operating segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	$	%	2026	2025	$	%
SSNOI (1)	$582,615	$481,612	$101,003	21.0%	$1,071,001	$884,956	$186,045	21.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 980 and 907 same store properties. Please see “Non-GAAP Financial Measures” below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of acquisitions, dispositions and segment transitions. To the extent that we acquire, develop or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the six months ended June 30, 2026, we recorded an impairment charge of $27,181,000 related to 12 properties. During the six months ended June 30, 2025, we recorded impairment charges of $33,841,000 related to eight properties.
Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our unaudited consolidated financial statements. The fluctuation in the gain on sales of properties is primarily related to the disposal of the Chartwell portfolio during the three months ended March 31, 2025, which is further discussed in Note 5 to our unaudited consolidated financial statements.
During the six months ended June 30, 2026, we completed construction conversions representing $257,446,000 or $450,080 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions, overhead and capitalized interest (dollars in thousands):

As of June 30, 2026
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2026	10	921	$48,428	$192,723
2027	12	1,545	273,244	189,284
2028	14	900	223,391	125,750
TBD(2)	14			291,014
Total	50			$798,771

(1) Properties expected to be converted in phases over multiple years are reflected in the last expected year.
(2) Represents projects for which a final budget or expected conversion date are not yet known.
Interest expense represents secured debt interest expense, which fluctuates based on the net effect and timing of issuances, assumptions, fluctuations in foreign currency rates, extinguishments and principal amortizations. Additionally, interest expense includes finance lease interest expense, which has increased as a result of the HC-One acquisition in the fourth quarter of 2025, as well as interest expense associated with failed sale leaseback obligations acquired in the fourth quarter of 2025. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt.
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$2,212,016	$2,253,663	$2,244,735	$2,042,583
Debt issued	324,384	—	324,384	—
Debt assumed	408,632	152,261	408,632	469,130
Debt extinguished	(29,714)	(152,261)	(33,288)	(248,298)
Principal payments	(17,593)	(14,260)	(32,379)	(26,367)
Effect of foreign currency	(30,765)	46,710	(45,124)	49,065
Ending balance	$2,866,960	$2,286,113	$2,866,960	$2,286,113

Ending weighted average interest	4.07%	4.16%	4.07%	4.16%

A portion of our Seniors Housing Operating property investments are formed through partnership interests. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The fluctuation in income (loss) from unconsolidated entities during the three and six month periods ended June 30, 2026 is primarily related to hypothetical liquidation at book value (“HLBV”) adjustments and an other-than-temporary impairment charge of $8,501,000 related to an unconsolidated management company. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Triple-net
The following is a summary of our results of operations for the Triple-net segment (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	$	%	2026	2025	$	%
Revenues:
Rental income	$414,789	$273,394	$141,395	52%	$798,592	$526,082	$272,510	52%
Interest income	—	—	—	n/a	8,077	2,111	5,966	283%
Other income	52	360	(308)	(86)%	284	591	(307)	(52)%
Total revenues	414,841	273,754	141,087	52%	806,953	528,784	278,169	53%
Property operating expenses	7,343	8,652	(1,309)	(15)%	15,149	17,470	(2,321)	(13)%
NOI(1)	407,498	265,102	142,396	54%	791,804	511,314	280,490	55%
Other expenses:
Depreciation and amortization	101,821	73,175	28,646	39%	196,571	150,859	45,712	30%
Interest expense	3,671	3,990	(319)	(8)%	8,104	8,000	104	1%
Impairment of assets	1,590	9,636	(8,046)	(83)%	2,776	38,437	(35,661)	(93)%
Other expenses	718	380	338	89%	814	1,010	(196)	(19)%
	107,800	87,181	20,619	24%	208,265	198,306	9,959	5%
Income (loss) from continuing operations before income taxes and other items	299,698	177,921	121,777	68%	583,539	313,008	270,531	86%
Income (loss) from unconsolidated entities	4,592	(575)	5,167	899%	9,992	(1,149)	11,141	970%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	22,677	(547)	23,224	n/a	(4,025)	(7,044)	3,019	43%
Income (loss) from continuing operations	326,967	176,799	150,168	85%	589,506	304,815	284,691	93%
Net income (loss)	326,967	176,799	150,168	85%	589,506	304,815	284,691	93%
Less: Net income (loss) attributable to noncontrolling interests	2,618	1,730	888	51%	2,976	(633)	3,609	570%
Net income attributable to common stockholders	$324,349	$175,069	$149,280	85%	$586,530	$305,448	$281,082	92%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
The increase in rental income for the three and six months ended June 30, 2026 is primarily attributable to acquisitions completed during the trailing twelve months and annual rent increases. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the applicable period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. During the six months ended June 30, 2026, our Triple-net portfolio had 26 leases with rental rate increases and a weighted average increase of 4.4%.
Interest income is primarily related to leases that were classified as sales-type leases.
The following is a summary of our SSNOI at Welltower’s share for the Triple-net segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	$	%	2026	2025	$	%
SSNOI(1)	$196,309	$182,420	$13,889	7.6%	$338,752	$316,504	$22,248	7.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 499 and 440 same store properties. Please see “Non-GAAP Financial Measures” below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of the acquisitions and dispositions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the six months ended June 30, 2026, we recorded impairment charges of $2,776,000 related to two properties. During the six months ended June 30, 2025, we recorded impairment charges of $38,437,000 related to six properties.

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
Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$326,506	$333,773	$328,345	$335,552
Principal payments	(1,857)	(1,794)	(3,696)	(3,573)
Ending balance	$324,649	$331,979	$324,649	$331,979

Ending weighted average interest	3.44%	3.44%	3.44%	3.44%
A portion of our Triple-net property investments were formed through partnerships. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The fluctuation in income (loss) from unconsolidated entities during the three and six month periods ended June 30, 2026 is primarily related to HLBV adjustments. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	$	%	2026	2025	$	%
Revenues:
Rental income	$44,951	$209,646	$(164,695)	(79)%	$114,990	$418,525	$(303,535)	(73)%
Other income	817	2,165	(1,348)	(62)%	1,910	4,302	(2,392)	(56)%
Total revenues	45,768	211,811	(166,043)	(78)%	116,900	422,827	(305,927)	(72)%
Property operating expenses	7,734	62,834	(55,100)	(88)%	25,567	127,440	(101,873)	(80)%
NOI(1)	38,034	148,977	(110,943)	(74)%	91,333	295,387	(204,054)	(69)%
Other expenses:
Depreciation and amortization	11,319	67,480	(56,161)	(83)%	22,142	134,909	(112,767)	(84)%
Interest expense	287	179	108	60%	336	(402)	738	184%
Impairment of assets	—	—	—	n/a	643	—	643	n/a
Other expenses	60	52	8	15%	3,969	57	3,912	n/a
	11,666	67,711	(56,045)	(83)%	27,090	134,564	(107,474)	(80)%
Income (loss) from continuing operations before income taxes and other items	26,368	81,266	(54,898)	(68)%	64,243	160,823	(96,580)	(60)%
Income (loss) from unconsolidated entities	(3,634)	(2,339)	(1,295)	(55)%	(2,766)	(1,885)	(881)	(47)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	82,336	16,641	65,695	395%	528,815	21,633	507,182	n/a
Income (loss) from continuing operations	105,070	95,568	9,502	10%	590,292	180,571	409,721	227%
Net income (loss)	105,070	95,568	9,502	10%	590,292	180,571	409,721	227%
Less: Net income (loss) attributable to noncontrolling interests	8,245	777	7,468	961%	20,804	1,550	19,254	n/a
Net income (loss) attributable to common stockholders	$96,825	$94,791	$2,034	2%	$569,488	$179,021	$390,467	218%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated Outpatient Medical properties for approximately $7.2 billion. The disposition has and will continue to occur in tranches expected to close through 2026. During the six months ended June 30, 2026, we disposed of 70 properties related to the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
definitive agreement, with an aggregate gain on real estate dispositions of $534,328,000. Through June 30, 2026, we have disposed of 311 properties related to the definitive agreement.
For the quarter ended June 30, 2026, rental income, property operating expenses and depreciation expenses decreased primarily due to the properties sold during the fourth quarter 2025 and throughout 2026.
The following is a summary of our SSNOI at Welltower’s share for the Outpatient Medical segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	$	%	2026	2025	$	%
SSNOI (1)	$26,895	$26,482	$413	1.6%	$48,068	$47,073	$995	2.1%
(1) For the QTD Pool and YTD Pool, amounts relate to 89 and 86 same store properties. Please see “Non-GAAP Financial Measures” below for additional information and reconciliations.
The following table is a summary of secured debt principal activity for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$—	$64,734	$—	$89,088
Debt extinguished	—	(14,360)	—	(38,156)
Principal payments	—	(504)	—	(1,062)
Ending balance	$—	$49,870	$—	$49,870

Ending weighted average interest	—%	4.50%	—%	4.50%
Due to the transaction noted above, the Outpatient Medical segment no longer has any outstanding secured debt.
A portion of our Outpatient Medical property investments were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner. The increase in net income (loss) from noncontrolling interests is primarily related to our partners’ share of the gains on real property dispositions recognized as part of the sale of Outpatient Medical properties during the six months ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-segment/Corporate
The following is a summary of our results of operations for the Non-segment/Corporate activities for the periods presented (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	$	%	2026	2025	$	%
Revenues:
Interest income	$77,369	$62,057	$15,312	25%	$140,221	$122,436	$17,785	15%
Other income	11,272	24,890	(13,618)	(55)%	46,728	53,681	(6,953)	(13)%
Total revenues	88,641	86,947	1,694	2%	186,949	176,117	10,832	6%
Property operating expenses	6,937	4,948	1,989	40%	21,357	9,230	12,127	131%
NOI(1)	81,704	81,999	(295)	—%	165,592	166,887	(1,295)	(1)%
Other expenses:
Interest expense	141,879	117,407	24,472	21%	299,871	242,671	57,200	24%
General and administrative expenses	67,486	64,175	3,311	5%	134,960	127,933	7,027	5%
Loss (gain) on derivatives and financial instruments, net	—	(409)	409	100%	—	(3,619)	3,619	100%
Loss (gain) on extinguishment of debt, net	1,984	—	1,984	n/a	2,524	—	2,524	n/a
Provision for loan losses, net	2,183	(1,113)	3,296	296%	3,815	(3,120)	6,935	222%
Other expenses	4,966	1,209	3,757	311%	9,725	2,467	7,258	294%
	218,498	181,269	37,229	21%	450,895	366,332	84,563	23%
Income (loss) from continuing operations before income taxes and other items	(136,794)	(99,270)	(37,524)	(38)%	(285,303)	(199,445)	(85,858)	(43)%
Income tax benefit (expense)	61,979	(1,053)	63,032	n/a	50,346	4,466	45,880	n/a
Income (loss) from unconsolidated entities	4,434	2,325	2,109	91%	13,337	5,690	7,647	134%
Income (loss) from continuing operations	(70,381)	(97,998)	27,617	28%	(221,620)	(189,289)	(32,331)	(17)%
Net income (loss)	(70,381)	(97,998)	27,617	28%	(221,620)	(189,289)	(32,331)	(17)%
Less: Net income (loss) attributable to noncontrolling interests	8,549	909	7,640	840%	21,482	1,721	19,761	n/a
Net income (loss) attributable to common stockholders	$(78,930)	$(98,907)	$19,977	20%	$(243,102)	$(191,010)	$(52,092)	(27)%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
The increase in interest income for both the three and six month periods ended June 30, 2026 is primarily driven by increased advances on loans receivable. The fluctuation in provision for loan losses, net is related to adjustments to reserves for loan losses based upon our current assessment of expected credit losses in the portfolio. Please refer to Note 7 to our unaudited consolidated financial statements for additional information.
Other income is primarily related to bank interest income earned on short-term deposits and will vary depending on the average carrying cash balance during the period. Property operating expenses primarily represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-segment/Corporate interest expense for the periods presented (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	$	%	2026	2025	$	%
Senior unsecured notes	$129,440	$104,214	$25,226	24%	$281,351	$220,638	$60,713	28%
Unsecured credit facility and commercial paper program	2,570	3,443	(873)	(25)%	4,194	5,021	(827)	(16)%
Loan expense	9,869	9,750	119	1%	14,326	17,012	(2,686)	(16)%
Totals	$141,879	$117,407	$24,472	21%	$299,871	$242,671	$57,200	24%
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
General and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2026 and 2025 were 1.96% and 2.57%, respectively.
Income taxes reflected in the financial statements primarily consist of U.S. federal, state and local income taxes, as well as non-U.S. income-based and withholding taxes on certain investments located in jurisdictions outside the U.S. We determine interim income tax expense (benefit) by applying the applicable annual effective tax rates to the ordinary income (loss) of our TRS entities and recognizing the tax effects of discrete items in the periods in which they occur. The income tax benefit for the three months ended June 30, 2026 included a $71,304,000 deferred tax benefit recognized by a Canadian subsidiary as a result of a reduction in its valuation allowance. The reduction in the valuation allowance was supported by net deferred tax liabilities acquired during the period.
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
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property (“Welltower Share”). To arrive at Welltower’s Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners’ noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or six full quarters after acquisition or being placed into service for the QTD Pool and YTD Pool, respectively. Land parcels, loans and leased properties, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or six full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or six full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God or other extraordinary adverse events are excluded from SSNOI until five full quarters or six full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our portfolio.
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
The tables below reflect the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/losses on real estate dispositions and acquisitions of controlling interests and impairment of assets. Amounts are in thousands except for per share data.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2026	2026	2025	2025	2025	2025
Net income (loss) attributable to common stockholders	$445,002	$728,672	$96,441	$280,559	$301,888	$257,957
Depreciation and amortization	737,764	622,752	594,151	509,812	495,036	485,869
Impairment of assets	25,774	4,826	45,924	3,081	19,876	52,402
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(98,537)	(420,400)	(1,378,391)	(4,025)	(14,850)	(51,777)
Noncontrolling interests	10,639	17,100	11,940	(9,360)	(6,256)	(9,468)
Unconsolidated entities	33,011	29,598	32,598	44,308	30,023	30,214
FFO	$1,153,653	$982,548	$(597,337)	$824,375	$825,717	$765,197

Average diluted shares outstanding
For net income attributable to common stockholders	737,956	726,255	710,167	685,399	668,140	653,795
For FFO	737,956	726,255	689,582	685,399	668,140	653,795

Per diluted share data:
Net income attributable to common stockholders(1)	$0.61	$1.02	$0.14	$0.41	$0.45	$0.40
FFO	$1.56	$1.35	$(0.87)	$1.20	$1.24	$1.17

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,
FFO Reconciliations:	2026	2025
Net income (loss) attributable to common stockholders	$1,173,674	$559,845
Depreciation and amortization	1,360,516	980,905
Impairment of assets	30,600	72,278
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(518,937)	(66,627)
Noncontrolling interests	27,739	(15,724)
Unconsolidated entities	62,609	60,237
FFO	$2,136,201	$1,590,914

Average diluted common shares outstanding:	732,137	661,004

Per diluted share data:
Net income attributable to common stockholders(1)	$1.63	$0.85
FFO	$2.92	$2.41

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The tables below reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2026	2026	2025	2025	2025	2025
Net income (loss)	$462,975	$752,324	$117,767	$282,186	$304,618	$257,266
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(98,537)	(420,400)	(1,378,391)	(4,025)	(14,850)	(51,777)
Loss (income) from unconsolidated entities	17,969	1,686	(4,442)	12,610	7,392	(1,263)
Income tax expense (benefit)	(61,979)	11,633	(4,985)	2,335	1,053	(5,519)
Other expenses	56,930	61,137	125,844	44,699	16,598	14,060
Impairment of assets	25,774	4,826	45,924	3,081	19,876	52,402
Provision for loan losses, net	2,183	1,632	(7,384)	1,088	(1,113)	(2,007)
Loss (gain) on extinguishment of debt, net	1,984	727	3,089	—	—	6,156
Loss (gain) on derivatives and financial instruments, net	—	—	(5,656)	31,682	(409)	(3,210)
General and administrative expenses	67,486	67,474	1,557,378	63,124	64,175	63,758
Depreciation and amortization	737,764	622,752	594,151	509,812	495,036	485,869
Interest expense	181,914	192,715	203,784	162,052	141,157	144,962
Consolidated net operating income (NOI)	$1,394,463	$1,296,506	$1,247,079	$1,108,644	$1,033,533	$960,697

NOI by segment:
Seniors Housing Operating	$867,227	$775,013	$697,933	$570,900	$537,455	$483,187
Triple-net	407,498	384,306	374,089	278,410	265,102	246,212
Outpatient Medical	38,034	53,299	101,459	151,853	148,977	146,410
Non-segment/Corporate	81,704	83,888	73,598	107,481	81,999	84,888
Total NOI	$1,394,463	$1,296,506	$1,247,079	$1,108,644	$1,033,533	$960,697

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,
NOI Reconciliations:	2026	2025
Net income (loss)	$1,215,299	$561,884
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(518,937)	(66,627)
Loss (income) from unconsolidated entities	19,655	6,129
Income tax expense (benefit)	(50,346)	(4,466)
Other expenses	118,067	30,658
Impairment of assets	30,600	72,278
Provision for loan losses, net	3,815	(3,120)
Loss (gain) on extinguishment of debt, net	2,711	6,156
Loss (gain) on derivatives and financial instruments, net	—	(3,619)
General and administrative expenses	134,960	127,933
Depreciation and amortization	1,360,516	980,905
Interest expense	374,629	286,119
Consolidated net operating income (NOI)	$2,690,969	$1,994,230

NOI by segment:
Seniors Housing Operating	$1,642,240	$1,020,642
Triple-net	791,804	511,314
Outpatient Medical	91,333	295,387
Non-segment/corporate	165,592	166,887
Total NOI	$2,690,969	$1,994,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,869	829	54	2,752	1,869	829	54	2,752
Unconsolidated properties	125	—	73	198	125	—	73	198
Total properties	1,994	829	127	2,950	1,994	829	127	2,950
Recent acquisitions/development conversions(1)	(636)	(320)	(4)	(960)	(756)	(379)	(7)	(1,142)
Under development	(41)	—	—	(41)	(41)	—	—	(41)
Under redevelopment(2)	(2)	—	—	(2)	(2)	—	—	(2)
Current held for sale	(22)	(2)	(29)	(53)	(22)	(2)	(29)	(53)
Land parcels, loans and leased properties	(171)	(4)	(5)	(180)	(171)	(4)	(5)	(180)
Transitions(3)	(134)	(3)	—	(137)	(87)	(3)	—	(90)
Other(4)	(8)	(1)	—	(9)	(8)	(1)	—	(9)
Same store properties	980	499	89	1,568	907	440	86	1,433

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
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the QTD Pool and YTD Pool (dollars in thousands):

	QTD Pool		YTD Pool
	Three Months Ended		Six Months Ended
	June 30,		June 30,
SSNOI Reconciliations:	2026	2025	2026	2025

Seniors Housing Operating:
Consolidated NOI	$867,227	$537,455	$1,642,240	$1,020,642
NOI attributable to unconsolidated investments	21,125	18,381	41,137	38,927
NOI attributable to noncontrolling interests	(15,462)	(12,726)	(29,567)	(25,811)
NOI attributable to non-same store properties	(288,148)	(58,945)	(577,766)	(149,635)
Non-cash NOI attributable to same store properties	(1,294)	(1,614)	(2,775)	(6,055)
Currency and ownership adjustments(1)	(833)	(939)	(2,268)	6,888
SSNOI at Welltower Share	582,615	481,612	1,071,001	884,956

Triple-net:
Consolidated NOI	407,498	265,102	791,804	511,314
NOI attributable to noncontrolling interests	(1,031)	(3,690)	(2,067)	(7,407)
NOI attributable to non-same store properties	(172,508)	(45,299)	(398,668)	(138,709)
Non-cash NOI attributable to same store properties	(37,391)	(35,676)	(51,763)	(54,053)
Currency and ownership adjustments(1)	(259)	1,983	(554)	5,359
SSNOI at Welltower Share	196,309	182,420	338,752	316,504

Outpatient Medical:
Consolidated NOI	38,034	148,977	91,333	295,387
NOI attributable to unconsolidated investments	4,450	4,170	8,706	8,204
NOI attributable to noncontrolling interests	(969)	(2,626)	(2,184)	(5,181)
NOI attributable to non-same store properties	(11,584)	(120,466)	(45,004)	(245,698)
Non-cash NOI attributable to same store properties	(3,036)	(3,573)	(4,783)	(5,640)
SSNOI at Welltower Share	26,895	26,482	48,068	47,073

SSNOI at Welltower Share:
Seniors Housing Operating	582,615	481,612	1,071,001	884,956
Triple-net	196,309	182,420	338,752	316,504
Outpatient Medical	26,895	26,482	48,068	47,073
Total	$805,819	$690,514	$1,457,821	$1,248,533

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

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2026		2026		2025		2025		2025		2025
Net income (loss)	$462,975		$752,324		$117,767		$282,186		$304,618		$257,266
Interest expense	181,914		192,715		203,784		162,052		141,157		144,962
Income tax expense (benefit)	(61,979)		11,633		(4,985)		2,335		1,053		(5,519)
Depreciation and amortization	737,764		622,752		594,151		509,812		495,036		485,869
EBITDA	$1,320,674		$1,579,424		$910,717		$956,385		$941,864		$882,578

Interest Coverage Ratio:
Interest expense	$181,914		$192,715		$203,784		$162,052		$141,157		$144,962
Capitalized interest	8,851		8,449		7,476		6,150		8,653		11,520
Non-cash interest expense	(15,122)		(10,162)		(14,546)		(14,227)		(10,231)		(12,625)
Total interest	175,643		191,002		196,714		153,975		139,579		143,857
EBITDA	$1,320,674		$1,579,424		$910,717		$956,385		$941,864		$882,578
Interest coverage ratio	7.52	x	8.27	x	4.63	x	6.21	x	6.75	x	6.14	x

Fixed Charge Coverage Ratio:
Total interest	$175,643		$191,002		$196,714		$153,975		$139,579		$143,857
Secured debt principal payments	19,798		17,056		16,698		16,707		16,558		14,444
Total fixed charges	195,441		208,058		213,412		170,682		156,137		158,301
EBITDA	$1,320,674		$1,579,424		$910,717		$956,385		$941,864		$882,578
Fixed charge coverage ratio	6.76	x	7.59	x	4.27	x	5.60	x	6.03	x	5.58	x

	Six Months Ended
	June 30,
EBITDA Reconciliations:	2026		2025
Net income (loss)	$1,215,299		$561,884
Interest expense	374,629		286,119
Income tax expense (benefit)	(50,346)		(4,466)
Depreciation and amortization	1,360,516		980,905
EBITDA	$2,900,098		$1,824,442

Interest Coverage Ratio:
Interest expense	$374,629		$286,119
Non-cash interest expense	(25,284)		(22,856)
Capitalized interest	17,300		20,173
Total interest	366,645		283,436
EBITDA	$2,900,098		$1,824,442
Interest coverage ratio	7.91	x	6.44	x

Fixed Charge Coverage Ratio:
Total interest	$366,645		$283,436
Secured debt principal payments	36,854		31,002
Total fixed charges	403,499		314,438
EBITDA	$2,900,098		$1,824,442
Fixed charge coverage ratio	7.19	x	5.80	x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2026		2026		2025		2025		2025		2025
Net income (loss)	$1,615,252		$1,456,895		$961,837		$967,823		$1,142,437		$1,098,489
Interest expense	740,465		699,708		651,955		602,640		579,638		571,905
Income tax expense (benefit)	(52,996)		10,036		(7,116)		(2,017)		(9,058)		(9,010)
Depreciation and amortization	2,464,479		2,221,751		2,084,868		1,971,123		1,865,090		1,752,099
EBITDA	4,767,200		4,388,390		3,691,544		3,539,569		3,578,107		3,413,483
Loss (income) from unconsolidated entities	27,823		17,246		14,297		12,310		3,738		(8,550)
Stock-based compensation expense	1,556,076		1,555,786		1,555,858		61,467		85,827		80,645
Loss (gain) on extinguishment of debt, net	5,800		3,816		9,245		6,156		6,575		8,280
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(1,901,353)		(1,817,666)		(1,449,043)		(78,847)		(347,088)		(498,681)
Impairment of assets	79,605		73,707		121,283		99,006		119,346		101,864
Provision for loan losses, net	(2,481)		(5,777)		(9,416)		(2,277)		828		7,104
Loss (gain) on derivatives and financial instruments, net	26,026		25,617		22,407		18,961		(22,627)		(28,043)
Other expenses	288,610		248,278		201,201		109,762		85,302		117,388
Casualty losses, net of recoveries	13,107		10,565		11,367		13,178		14,488		13,945
Other impairment (1)	—		604		604		42,582		42,582		130,296
Adjusted EBITDA	$4,860,413		$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731

Adjusted Interest Coverage Ratio:
Interest expense	$740,465		$699,708		$651,955		$602,640		$579,638		$571,905
Capitalized interest	30,926		30,728		33,799		40,483		50,001		55,826
Non-cash interest expense	(54,057)		(49,166)		(51,629)		(52,226)		(47,007)		(45,729)
Total interest	717,334		681,270		634,125		590,897		582,632		582,002
Adjusted EBITDA	$4,860,413		$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731
Adjusted interest coverage ratio	6.78	x	6.61	x	6.57	x	6.47	x	6.12	x	5.73	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$717,334		$681,270		$634,125		$590,897		$582,632		$582,002
Secured debt principal payments	70,259		67,019		64,408		62,627		56,337		49,886
Total fixed charges	787,593		748,289		698,533		653,524		638,969		631,888
Adjusted EBITDA	$4,860,413		$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731
Adjusted fixed charge coverage ratio	6.17	x	6.01	x	5.97	x	5.85	x	5.58	x	5.28	x

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

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2026	2025	2025	2025	2025
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—	$—
Long-term debt obligations(1)	18,218,544	18,455,978	19,737,446	16,960,008	16,079,566	15,831,799
Cash and cash equivalents and restricted cash	(2,097,164)	(4,819,293)	(5,209,539)	(6,940,573)	(4,523,511)	(3,610,285)
Total net debt	16,121,380	13,636,685	14,527,907	10,019,435	11,556,055	12,221,514
Total equity and noncontrolling interests(2)	47,663,572	44,929,270	43,202,939	39,312,382	36,546,301	34,581,977
Book capitalization	$63,784,952	$58,565,955	$57,730,846	$49,331,817	$48,102,356	$46,803,491
Net debt to book capitalization ratio	25%	23%	25%	20%	24%	26%

Undepreciated book capitalization:
Total net debt	$16,121,380	$13,636,685	$14,527,907	$10,019,435	$11,556,055	$12,221,514
Accumulated depreciation and amortization	11,533,470	10,822,151	10,350,621	10,107,309	11,673,306	11,092,885
Total equity and noncontrolling interests(2)	47,663,572	44,929,270	43,202,939	39,312,382	36,546,301	34,581,977
Undepreciated book capitalization	$75,318,422	$69,388,106	$68,081,467	$59,439,126	$59,775,662	$57,896,376
Net debt to undepreciated book capitalization ratio	21%	20%	21%	17%	19%	21%

Enterprise value:
Common shares outstanding	718,902	704,687	696,507	684,108	665,120	651,889
Period end share price	$226.97	$197.71	$185.61	$178.14	$153.73	$153.21
Common equity market capitalization	$163,169,187	$139,323,667	$129,278,664	$121,866,999	$102,248,898	$99,875,914
Total net debt	16,121,380	13,636,685	14,527,907	10,019,435	11,556,055	12,221,514
Noncontrolling interests(2)	1,249,224	1,135,595	1,073,441	555,564	645,775	625,218
Consolidated enterprise value	$180,539,791	$154,095,947	$144,880,012	$132,441,998	$114,450,728	$112,722,646
Net debt to consolidated enterprise value ratio	9%	9%	10%	8%	10%	11%

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
This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “pro forma,” “estimate” or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. These statements include, among other things, the Company’s statements regarding its business strategy, expectations regarding new investments and investment dispositions, key underlying trends in its business and plans regarding future financing and availability of capital. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower’s actual results to differ materially from Welltower’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the impact of macroeconomic and geopolitical developments, including economic downturns, elevated inflation and interest rates, political or social conflict, unrest or violence or similar events; the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the healthcare industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the healthcare and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters, public health emergencies and extreme weather affecting Welltower’s properties; Welltower’s ability to re-lease space at similar rates as vacancies occur; Welltower’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower’s properties; changes in rules or practices governing Welltower’s financial reporting; the movement of U.S. and foreign currency exchange rates and changes to U.S. and global monetary, fiscal or trade policies; Welltower’s approach to artificial intelligence; Welltower’s ability to maintain its qualification as a REIT; key management personnel recruitment and retention; geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine and in the Middle East, and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, Welltower undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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
A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed rate debt instruments after considering the effects of interest rate swaps, whereby we modeled the change in net present values arising from a hypothetical 1% increase in interest rates to

Item 3. Quantitative and Qualitative Disclosures About Market Risk
determine the instruments’ change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

	June 30, 2026		December 31, 2025
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$11,781,185	$(521,553)	$12,700,485	$(575,958)
Secured debt	2,953,359	(120,762)	2,334,830	(98,414)
Totals	$14,734,544	$(642,315)	$15,035,315	$(674,372)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, are reflected at fair value. At June 30, 2026, we had $2,888,103,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $28,881,000. At December 31, 2025, we had $4,064,010,000 of outstanding variable-rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $40,640,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the U.K. Based solely on our results for the three months ended June 30, 2026, a hypothetical 10% increase or decrease in the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar would result in a corresponding increase or decrease in our annualized net income from these investments of less than $51,000,000. We mitigate a portion of our foreign currency exposure through non-U.S. denominated borrowings and derivative instruments. Accordingly, the impact of changes in foreign currency exchange rates on our consolidated financial statements may differ from the sensitivity presented above. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and healthcare properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling.
We have entered into various foreign currency debt obligations. As of June 30, 2026, the total principal amount of foreign currency debt obligations was $5,013,391,000, including $1,391,985,000 denominated in Pounds Sterling and $3,621,406,000 denominated in Canadian Dollars. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 1% in comparison to these foreign currencies as of June 30, 2026, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $50,134,000. Our Pounds Sterling-denominated debt is hedged through cross currency swaps designated as fair value hedges, which are intended to substantially offset the impact of changes in foreign exchange rates on that exposure.
We are also party to foreign currency forward and cross currency swap contracts used to manage foreign currency exposures, including net investment hedging activities. As of June 30, 2026, the total notional amount of cross currency swap contracts, other than those designated as fair value hedges, was $18,687,934,000, including $11,733,383,000 denominated in Pounds Sterling and $6,954,551,000 denominated in Canadian Dollars. If the U.S. Dollar weakened or strengthened by 1% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $186,879,000.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2026, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended June 30, 2026 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2026 through April 30, 2026	767	$201.32	—	$3,000,000,000
May 1, 2026 through May 31, 2026	2,275	216.91	—	3,000,000,000
June 1, 2026 through June 30, 2026	32	205.33	—	3,000,000,000
Totals	3,074	$212.90	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended June 30, 2026, we redeemed 4,241 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended June 30, 2026.
Item 5. Other Information
(c) Trading Plans
During the three months ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1
Supplemental Indenture No. 25 dated as of July 13, 2026, among Welltower OP LLC, as issuer, the Company, as guarantor and the Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed July 13, 2026 (File No. 001-08923), and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-President and Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Co-President and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	July 28, 2026	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2026	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Co-President and Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2026	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)