Form 10-Q
period 2026-09-30
WELLTOWER INC.
filed 2026-10-27
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 23, 2026, Welltower Inc. had 733,609,863 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2026 (Unaudited)	December 31, 2025 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$7,535,251	$6,681,131
Buildings and improvements	60,990,495	52,058,099
Acquired lease intangibles	3,298,487	2,845,686
Real property held for sale, net of accumulated depreciation	306,776	1,450,137
Construction in progress	1,239,412	738,859
Less accumulated depreciation and amortization	(12,125,154)	(10,350,621)
Net real property owned	61,245,267	53,423,291
Right of use assets, net	1,922,667	2,158,045
Investments in sales-type leases, net	—	497,963
Real estate loans receivable, net of credit allowance	3,047,269	1,831,210
Net real estate investments	66,215,203	57,910,509
Other assets:
Investments in unconsolidated entities	2,049,911	1,809,590
Cash and cash equivalents	2,274,910	5,033,678
Restricted cash	141,097	175,861
Receivables and other assets	3,030,212	2,373,409
Total other assets	7,496,130	9,392,538
Total assets	$73,711,333	$67,303,047

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$1,041,054	$—
Senior unsecured notes	14,686,972	16,383,522
Secured debt	3,467,126	2,813,780
Lease liabilities	1,968,069	2,182,993
Accrued expenses and other liabilities	2,684,098	2,719,813
Total liabilities	23,847,319	24,100,108
Redeemable noncontrolling interests	237,081	263,223
Equity:
Common stock	732,160	696,621
Capital in excess of par value	57,547,521	50,898,707
Treasury stock	(26,641)	(14,405)
Cumulative net income	12,603,830	11,033,569
Cumulative dividends	(21,859,441)	(20,197,353)
Accumulated other comprehensive income (loss)	(415,436)	(287,641)
Total Welltower Inc. stockholders’ equity	48,581,993	42,129,498
Noncontrolling interests	1,044,940	810,218
Total equity	49,626,933	42,939,716
Total liabilities and equity	$73,711,333	$67,303,047
Note: The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Resident fees and services	$3,121,141	$2,061,370	$8,886,963	$5,896,944
Rental income	488,641	499,475	1,402,223	1,444,082
Interest income	83,251	67,216	231,549	191,763
Other income	22,744	57,631	91,554	124,234
Total revenues	3,715,777	2,685,692	10,612,289	7,657,023

Expenses:
Property operating expenses	2,246,026	1,577,048	6,451,569	4,554,149
Depreciation and amortization	706,786	509,812	2,067,302	1,490,717
Interest expense	192,655	162,052	567,284	448,171
General and administrative expenses	67,169	63,124	202,129	191,057
Loss (gain) on derivatives and financial instruments, net	—	31,682	—	28,063
Loss (gain) on extinguishment of debt, net	6,822	—	9,533	6,156
Provision for loan losses, net	230	1,088	4,045	(2,032)
Impairment of assets	33,452	3,081	64,052	75,359
Other expenses	124,687	44,699	242,754	75,357
Total expenses	3,377,827	2,392,586	9,608,668	6,866,997

Income (loss) from continuing operations before income taxes and other items	337,950	293,106	1,003,621	790,026
Income tax (expense) benefit	(7,116)	(2,335)	43,230	2,131
Income (loss) from unconsolidated entities	(30,689)	(12,610)	(50,344)	(18,739)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	114,678	4,025	633,615	70,652
Income (loss) from continuing operations	414,823	282,186	1,630,122	844,070

Net income (loss)	414,823	282,186	1,630,122	844,070
Less: Net income (loss) attributable to noncontrolling interests(1)	18,236	1,627	59,861	3,666
Net income (loss) attributable to common stockholders	$396,587	$280,559	$1,570,261	$840,404

Weighted average number of common shares outstanding:
Basic	724,329	672,407	711,389	657,571
Diluted	754,903	685,399	739,794	669,218

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.57	$0.42	$2.29	$1.28
Net income (loss) attributable to common stockholders	$0.55	$0.42	$2.21	$1.28

Diluted:
Income (loss) from continuing operations	$0.55	$0.41	$2.20	$1.26
Net income (loss) attributable to common stockholders(2)	$0.54	$0.41	$2.16	$1.26

Dividends declared and paid per common share	$0.85	$0.74	$2.33	$2.08
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$414,823	$282,186	$1,630,122	$844,070

Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,180	(207,037)	(387,821)	521,942
Derivative and financial instruments designated as hedges gain (loss)	3,413	154,461	255,488	(377,669)
Total other comprehensive income (loss)	6,593	(52,576)	(132,333)	144,273

Total comprehensive income (loss)	421,416	229,610	1,497,789	988,343
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	18,519	483	55,223	5,565
Total comprehensive income (loss) attributable to common stockholders	$402,897	$229,127	$1,442,566	$982,778

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2026
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2026	$696,621	$50,898,707	$(14,405)	$11,033,569	$(20,197,353)	$(287,641)	$810,218	$42,939,716
Comprehensive income:
Net income (loss)				728,672			11,217	739,889
Other comprehensive income (loss)						(54,825)	(1,495)	(56,320)
Total comprehensive income								683,569
Net change in noncontrolling interests		(55,521)					127,626	72,105
Adjustment to members’ interest from change in ownership in Welltower OP		(53,208)					53,208	—
Redemption of OP Units and DownREIT Units	396	61,194					(61,590)	—
Amounts related to stock incentive plans, net of forfeitures	156	22,321	(8,448)					14,029
Net proceeds from issuance of common stock	7,687	1,536,100						1,543,787
Common stock dividends paid					(520,347)			(520,347)
Balances at March 31, 2026	$704,860	$52,409,593	$(22,853)	$11,762,241	$(20,717,700)	$(342,466)	$939,184	$44,732,859
Comprehensive income:
Net income (loss)				445,002			9,827	454,829
Other comprehensive income (loss)						(79,180)	(2,070)	(81,250)
Total comprehensive income								373,579
Net change in noncontrolling interests		(1,958)					107,068	105,110
Adjustment to members’ interest from change in ownership in Welltower OP		26,977					(26,977)	—
Redemption of OP Units	35	2,311					(2,346)	—
Amounts related to stock incentive plans, net of forfeitures	14	16,494	(3,108)					13,400
Net proceeds from issuance of common stock	14,159	2,951,195						2,965,354
Equity component of exchangeable debt		(224,245)						(224,245)
Common stock dividends paid					(527,023)			(527,023)
Balances at June 30, 2026	$719,068	$55,180,367	$(25,961)	$12,207,243	$(21,244,723)	$(421,646)	$1,024,686	$47,439,034
Comprehensive income:
Net income (loss)				396,587			6,090	402,677
Other comprehensive income (loss)						6,210	301	6,511
Total comprehensive income								409,188
Net change in noncontrolling interests		(15,606)					(30,420)	(46,026)
Adjustment to members’ interest from change in ownership in Welltower OP		(45,609)					45,609	—
Redemption of OP Units	14	1,312					(1,326)	—
Amounts related to stock incentive plans, net of forfeitures	3	16,946	(680)					16,269
Net proceeds from issuance of common stock	13,075	3,038,669						3,051,744
Equity component of exchangeable debt		(628,558)						(628,558)
Common stock dividends paid					(614,718)			(614,718)
Balances at September 30, 2026	$732,160	$57,547,521	$(26,641)	$12,603,830	$(21,859,441)	$(415,436)	$1,044,940	$49,626,933

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2025
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2025	$637,002	$40,016,503	$(114,176)	$10,096,724	$(18,320,064)	$(359,781)	$360,158	$32,316,366
Comprehensive income:
Net income (loss)				257,957			(1,789)	256,168
Other comprehensive income (loss)						50,145	(53)	50,092
Total comprehensive income								306,260
Net change in noncontrolling interests		(156,107)					26,379	(129,728)
Adjustment to members’ interest from change in ownership in Welltower OP		(31,806)					31,806	—
Redemption of OP Units and DownREIT Units	554	68,190					(68,744)	—
Amounts related to stock incentive plans, net of forfeitures	128	16,637	(5,331)					11,434
Net proceeds from issuance of common stock	14,404	2,117,486	99,335					2,231,225
Common stock dividends paid					(431,041)			(431,041)
Balances at March 31, 2025	$652,088	$42,030,903	$(20,172)	$10,354,681	$(18,751,105)	$(309,636)	$347,757	$34,304,516
Comprehensive income:
Net income (loss)				301,888			761	302,649
Other comprehensive income (loss)						143,622	582	144,204
Total comprehensive income								446,853
Net change in noncontrolling interests		(34,344)					12,514	(21,830)
Adjustment to members’ interest from change in ownership in Welltower OP		(6,932)					6,932	—
Redemption of OP Units and DownREIT Units	3	(11,576)					(5,958)	(17,531)
Amounts related to stock incentive plans, net of forfeitures	(65)	10,286	6,228					16,449
Net proceeds from issuance of common stock	13,212	1,960,793						1,974,005
Common stock dividends paid					(439,348)			(439,348)
Balances at June 30, 2025	$665,238	$43,949,130	$(13,944)	$10,656,569	$(19,190,453)	$(166,014)	$362,588	$36,263,114
Comprehensive income:
Net income (loss)				280,559			1,213	281,772
Other comprehensive income (loss)						(51,432)	(151)	(51,583)
Total comprehensive income								230,189
Net change in noncontrolling interests		6,202					(101,905)	(95,703)
Adjustment to members’ interest from change in ownership in Welltower OP		(9,614)					9,614	—
Redemption of OP Units and DownREIT Units	3	156					(159)	—
Amounts related to stock incentive plans, net of forfeitures	7	15,553	(396)					15,164
Net proceeds from issuance of common stock	18,981	3,093,465						3,112,446
Common stock dividends paid					(497,192)			(497,192)
Balances at September 30, 2025	$684,229	$47,054,892	$(14,340)	$10,937,128	$(19,687,645)	$(217,446)	$271,200	$39,028,018

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net income (loss)	$1,630,122	$844,070
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	2,067,302	1,490,717
Other amortization expenses	31,230	42,161
Provision for loan losses, net	4,045	(2,032)
Impairment of assets	64,052	75,359
Stock-based compensation expense	57,618	48,348
Loss (gain) on derivatives and financial instruments, net	—	28,063
Loss (gain) on extinguishment of debt, net	9,533	6,156
Loss (income) from unconsolidated entities	50,344	18,739
Rental income less than (in excess of) cash received	(262,622)	(147,948)
Amortization related to above (below) market leases, net	(994)	(1,228)
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(633,615)	(70,652)
Distributions by unconsolidated entities	24,138	18,539
Increase (decrease) in accrued expenses and other liabilities	(98,659)	20,931
Decrease (increase) in receivables and other assets	(265,806)	(143,875)
Net cash provided from (used in) operating activities	2,676,688	2,227,348

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(9,704,995)	(4,040,936)
Cash disbursed for capital improvements to existing properties	(937,095)	(736,288)
Cash disbursed for construction in progress	(360,361)	(333,981)
Capitalized interest	(30,024)	(26,323)
Investment in loans receivable	(2,142,743)	(436,629)
Principal collected on loans receivable	1,028,036	208,136
Other investments, net of payments	(35,586)	(89,146)
Contributions to unconsolidated entities	(597,465)	(302,363)
Distributions by unconsolidated entities	273,562	180,064
Net proceeds from net investment hedge settlements	18,461	(2,199)
Proceeds from sales of real property	2,627,701	522,087
Net cash provided from (used in) investing activities	(9,860,509)	(5,057,578)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	1,042,452	—
Net proceeds from issuance of senior unsecured notes	905,628	2,354,157
Payments to extinguish, exchange or redeem senior unsecured notes	(3,361,600)	(1,299,575)
Net proceeds from the issuance of secured debt	332,884	—
Payments on secured debt	(197,893)	(336,201)
Net proceeds from the issuance of common stock	7,505,327	6,837,518
Payments for deferred financing costs and prepayment penalties	(40,680)	(586)
Contributions by noncontrolling interests(1)	27,779	10,493
Distributions to noncontrolling interests(1)	(98,709)	(217,704)
Cash distributions to stockholders	(1,659,392)	(1,368,341)
Other financing activities	(15,987)	(12,605)
Net cash provided from (used in) financing activities	4,439,809	5,967,156
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(49,520)	92,190
Increase (decrease) in cash, cash equivalents and restricted cash	(2,793,532)	3,229,116
Cash, cash equivalents and restricted cash at beginning of period	5,209,539	3,711,457
Cash, cash equivalents and restricted cash at end of period	$2,416,007	$6,940,573

Supplemental cash flow information:
Interest paid	$555,787	$373,339
Income taxes paid (received), net	36,549	22,333

(1) Includes amounts attributable to redeemable noncontrolling interests.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Welltower Inc. (NYSE: WELL), a real estate investment trust (“REIT”) and S&P 500 company, is positioned at the center of the silver economy, focusing on rental housing for aging seniors across the United States, United Kingdom and Canada. Our portfolio predominantly consists of seniors and wellness housing communities at the intersection of housing and hospitality, creating vibrant communities for mature renters and older adults.
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to “Welltower” or the “Company” mean Welltower Inc. and references to “Welltower OP” mean Welltower OP LLC. References to “we,” “us” and “our” mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower’s weighted average ownership in Welltower OP was 98.174% for the nine months ended September 30, 2026. As of September 30, 2026, Welltower owned 98.168% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 1.832% of outstanding units. We adjust the noncontrolling members’ interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2026 are not necessarily an indication of the results that may be expected for the year ending December 31, 2026. Unless otherwise indicated, references to “$” are to U.S. dollars and references to “C$” are to Canadian dollars. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026				September 30, 2025
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$763,834	$181,148	$346	$945,328	$359,679	$148,088	$19,337	$527,104
Buildings and improvements	6,147,921	2,349,629	87,188	8,584,738	2,221,761	2,052,242	1,343	4,275,346
Acquired lease intangibles	505,540	—	10,576	516,116	222,250	7,084	656	229,990
Construction in progress	628,257	—	—	628,257	—	—	—	—
Real property held for sale	452	—	—	452	175,262	48,753	—	224,015
Right of use assets, net	12,146	—	1,222	13,368	3,032	18,389	2,783	24,204
Total net real estate assets	8,058,150	2,530,777	99,332	10,688,259	2,981,984	2,274,556	24,119	5,280,659
Receivables and other assets	128,047	—	18	128,065	22,536	13,556	59	36,151
Total assets acquired(1)	8,186,197	2,530,777	99,350	10,816,324	3,004,520	2,288,112	24,178	5,316,810
Secured debt	(559,043)	—	—	(559,043)	(441,983)	—	—	(441,983)
Lease liabilities	(2,967)	—	(1,081)	(4,048)	(3,032)	—	(1,699)	(4,731)
Accrued expenses and other liabilities	(142,242)	(3,414)	(440)	(146,096)	(63,171)	(10,442)	(1,589)	(75,202)
Total liabilities acquired	(704,252)	(3,414)	(1,521)	(709,187)	(508,186)	(10,442)	(3,288)	(521,916)
Noncontrolling interests	(55,089)	—	—	(55,089)	(5,620)	—	—	(5,620)
Non-cash acquisition related activity(2)	(96,792)	(158,624)	(91,637)	(347,053)	(196,950)	(531,281)	(20,107)	(748,338)
Cash disbursed for acquisitions	7,330,064	2,368,739	6,192	9,704,995	2,293,764	1,746,389	783	4,040,936
Construction in progress additions	381,706	(6)	(3,868)	377,832	289,195	153	73,145	362,493
Less: Capitalized interest	(29,740)	—	(284)	(30,024)	(22,609)	—	(3,713)	(26,322)
Accruals(3)	(917)	—	13,470	12,553	3,511	1,094	(6,795)	(2,190)
Cash disbursed for construction in progress	351,049	(6)	9,318	360,361	270,097	1,247	62,637	333,981
Capital improvements to existing properties	891,013	32,348	13,734	937,095	634,959	30,233	71,096	736,288
Total cash invested in real property, net of cash acquired	$8,572,126	$2,401,081	$29,244	$11,002,451	$3,198,820	$1,777,869	$134,516	$5,111,205
(1) Excludes $7,379,000 and $5,239,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2026 and 2025, respectively.
(2) For the nine months ended September 30, 2026, relates to the acquisition of assets previously recognized as investments in unconsolidated entities, the reclassification of two properties from sales-type lease to operating lease (see Note 6 for further details), deferred consideration and exchangeable units issued in conjunction with the Amica Senior Lifestyles acquisition (see below), the issuance of OP units, and the settlement of an existing real estate loan receivable. For the nine months ended September 30, 2025, relates to the acquisition of assets previously recognized as investments in unconsolidated entities, the re-issuance of Welltower Inc. treasury shares, the issuance of Welltower Inc. Class A stock, acquired assets classified as held for sale and sold contemporaneously with the acquisition, and deferred consideration in lieu of cash consideration.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Amica Senior Lifestyles Acquisition
On April 1, 2026, we acquired a Canadian portfolio of 34 seniors housing communities and interests in four unconsolidated properties for a total purchase price of $2,951,181,000. The portfolio was funded with cash on hand, the assumption of $408,623,000 of secured debt and $27,589,000 of exchangeable partnership units that can be converted into Welltower common shares. The portfolio is included in our Seniors Housing Operating segment and is operated by Amica Senior Lifestyles (“Amica”). On July 2, 2026, we closed on the acquisition of four properties and an interest in one unconsolidated property, all of which are currently under development, for a purchase price of $433 million. The transactions were accounted for as asset acquisitions.
Barchester Healthcare Acquisition
During October 2025, in a series of transactions, we acquired all of the shares of Mint UK Bidco LLC (“Barchester”). The acquired portfolio consists of 111 properties in the U.K. held in a RIDEA structure managed by Barchester Healthcare and reported in our Seniors Housing Operating segment, 150 properties subject to a triple-net lease with Barchester Healthcare and reported in our Triple-net segment, and 21 properties under development which will also be managed by Barchester Healthcare in a RIDEA structure following development completion. Total consideration for the transaction, net of cash acquired, was $6,851,721,000, which included non-cash consideration of $1,544,747,000 primarily related to OP Units delivered in exchange for the contribution of the shares of the acquired entity.
The transaction was accounted for as a business combination. We finalized the valuation of the assets acquired and liabilities assumed as of September 30, 2026. During the nine months ended September 30, 2026, we recorded immaterial measurement

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
period adjustments primarily related to our review of tangible and intangible assets acquired and their related tax basis, and the finalization of our review of certain net working capital assets acquired and liabilities assumed. Please refer to Note 3 of the notes to the consolidated financial statements within our 2025 Annual Report on Form 10-K for additional information related to the Barchester acquisition.
Operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $740,384,000 of total revenue from such operations during the nine months ended September 30, 2026.
HC-One Group Acquisition
On October 24, 2025, we acquired all of the shares of HC-One Topco Limited (“HC-One”) via a share purchase agreement. HC-One operated 282 seniors housing properties in the U.K. including owned properties and leasehold interests. The acquired properties are reported within our Seniors Housing Operating segment. Since the transaction closed, we have transitioned management of 89 properties to other operators. Total consideration for the transaction, net of cash acquired, was $1,646,860,000, which included $908,605,000 related to the settlement of existing contractual arrangements between us and HC-One and was primarily attributable to the settlement of our existing real estate loan receivable of $882,326,000, as well as the settlement of equity warrants and an equity interest previously held by us and resulted in reduced cash consideration.
The transaction was accounted for as a business combination. We finalized the valuation of the assets acquired and liabilities assumed as of September 30, 2026. During the nine months ended September 30, 2026, we recorded immaterial measurement period adjustments, which were primarily related to the finalization of our review of certain net working capital assets acquired and liabilities assumed. Please refer to Note 3 of the notes to the consolidated financial statements within our 2025 Annual Report on Form 10-K for additional information related to the HC-One acquisition.
Operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $899,856,000 of total revenue from such operations during the nine months ended September 30, 2026.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated financial information as if the Barchester and HC-One transactions occurred on January 1, 2025. In the opinion of management, all significant necessary adjustments to reflect the effect of the transactions have been made. The following pro forma information is not indicative of future operations (in thousands):

Nine Months Ended
September 30, 2025
Pro forma revenues	$9,142,036
Pro forma net income attributable to common stockholders	$667,608

Per share data (diluted)
Net income attributable to common stockholders (as reported)	$1.26
Net income attributable to common stockholders (pro forma)	$0.99
Pro forma net income attributable to common stockholders and net income attributable to common stockholders per diluted share are impacted by the acquired lease intangibles that have a weighted average amortization period of two years.
Triple-net Acquisitions
Throughout 2025, we acquired 130 skilled nursing facilities for a total purchase price of $2,465,527,000, which included $1,946,395,000 of cash consideration and $519,132,000 of common stock consideration. The acquired properties were leased either to Avir Health Group or Aviata Health Group under long-term triple-net leases. During the nine months ended September 30, 2026, we acquired an additional 78 skilled nursing facilities for total cash consideration of $1,764,671,000. The acquired properties were leased to Avir Health Group under long-term triple-net leases.
Subsequent Acquisition Activity
In October 2026, we announced that we have closed or expect to close approximately $7 billion of seniors housing acquisitions through the end of the year. These acquisitions include a Canadian portfolio of 27 properties for a purchase price of C$2.2 billion, which closed on October 1, 2026. The acquisition, which will be reported in our Seniors Housing Operating segment, was funded through the assumption of C$639 million of secured debt, with the remainder funded with cash on hand. In addition, included in our announced investment activity is a 62 property portfolio in the United States that we are under contract to acquire for approximately $2.6 billion. The transaction is expected to be funded with cash and OP unit issuances in the fourth quarter. The portfolio will be leased to a tenant under a long term triple-net master lease. Expected acquisitions not yet closed are subject to customary closing conditions and regulatory approvals.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Development Projects Placed Into Service
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Development projects:
Seniors Housing Operating	$512,518	$742,491
Outpatient Medical	—	336,863
Total construction in progress conversions	$512,518	$1,079,354
4. Intangible Assets and Goodwill
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Gross acquired lease intangibles	$3,298,487	$2,845,686
Accumulated amortization	(2,458,663)	(1,936,939)
Net book value	$839,824	$908,747

Liabilities:
Below market tenant leases	$11,284	$25,546
Accumulated amortization	(6,017)	(18,825)
Net book value	$5,267	$6,721
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Rental income related to (above)/below market tenant leases, net	$94	$(156)	$290	$(466)
Amortization related to in-place lease intangibles	(174,974)	(95,694)	(566,288)	(306,223)
Goodwill
The change in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Seniors Housing Operating	Outpatient Medical	Total
Balance at December 31, 2025	$277,995	$68,321	$346,316

Acquisition measurement period adjustments	$(6,477)	$—	$(6,477)
Effect of foreign currency translation	(3,622)	—	(3,622)
Balance at September 30, 2026	$267,896	$68,321	$336,217

5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g., property type, relationship or geography). We classify a real estate property as held for sale when (i) the disposal has been approved by those within the organization with the appropriate level of authority, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. As part of this process, we also consider whether these disposal transactions constitute a strategic shift that has a major effect on our operations and financial results and represent a discontinued operation.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2026, 22 Seniors Housing Operating properties, 32 Triple-net properties and four Outpatient Medical properties, with an aggregate real estate balance of $306,776,000, were classified as held for sale. Expected gross sales proceeds from these held for sale properties total approximately $717,392,000.
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to the estimated fair market value and an impairment charge is recognized. Properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value. During the nine months ended September 30, 2026, we recorded impairment charges of $64,052,000 related to 17 Seniors Housing Operating properties, two Triple-net properties and six Outpatient Medical properties. During the nine months ended September 30, 2025, we recorded $75,359,000 of impairment charges related to nine Seniors Housing Operating properties and six Triple-net properties.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of September 30, 2026 of $(20,156,000) and $16,236,000 for the three and nine months ended September 30, 2026 and $92,534,000 and $213,786,000 for the same respective periods in 2025.
Outpatient Medical Portfolio Disposition
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated Outpatient Medical properties for approximately $7.2 billion. Net proceeds are expected to total approximately $6.0 billion following the reinvestment of a portion of the gross proceeds into a mandatorily redeemable preferred interest investment recorded as a real estate loan receivable at fair value, accompanied by a profits interest. The disposition has and will continue to occur in tranches, and some properties are subject to rights of first refusal held by joint venture partners or ground lessors, which could result in separate sale transactions without a mandatorily redeemable preferred equity investment or an accompanying profits interest. The properties met the criteria to be classified as held for sale as of September 30, 2025 and we expect to recognize a gain on the sale of the total portfolio. We assessed this transaction and concluded that the disposal of Outpatient Medical properties does not constitute a strategic shift that has a major effect on our operations and financial results.
During the nine months ended September 30, 2026, we disposed of 74 properties related to the definitive agreement, with an aggregate gain on real estate dispositions of $591,031,000. Total sales price related to these properties was $1,812,300,000, which included non-cash consideration of $156,138,000 representing the initial fair value of the mandatorily redeemable preferred interest investment retained. Through September 30, 2026, we have disposed of 315 properties related to the definitive agreement.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Real estate dispositions:(1)
Seniors Housing Operating	$131,048	$485,489
Triple-net(2)	626,797	250,555
Outpatient Medical	1,344,459	5,541
Total dispositions	2,102,304	741,585
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net(3)	634,233	70,652
Net other assets/(liabilities) disposed	52,171	829
Non-cash consideration(4)	(161,007)	(290,979)
Cash proceeds from real estate dispositions	$2,627,701	$522,087
(1) The nine months ended September 30, 2026 includes the disposition of three unconsolidated equity method investments that collectively owned 22 Outpatient Medical properties. The nine months ended September 30, 2025 includes the disposition of unconsolidated equity method investments related to our Chartwell joint ventures. See disclosure below for further information.
(2) The nine months ended September 30, 2026 include $444,773,000 related to 28 properties classified as sales-type leases as of December 31, 2025 for which the underlying properties were sold and the sales-type leases terminated. The nine months ended September 30, 2025 include $172,260,000 related to four properties classified as sales-type leases as of December 31, 2024 for which the underlying properties were sold and the sales-type leases terminated.
(3) The nine months ended September 30, 2026 exclude the net loss recognized in conjunction with the initial consolidation of variable interest entities and include a $3,059,000 loss for 28 properties classified as sales-type leases as of December 31, 2025 which were sold in 2026. The nine months ended September 30, 2025 include a $2,523,000 gain recognized for four properties classified as sales-type leases as of December 31, 2024 which were sold in 2025.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(4) Non-cash consideration for the nine months ended September 30, 2026 relates primarily to the retained preferred interest for our Outpatient Medical portfolio disposition. Non-cash consideration for the nine months ended September 30, 2025 includes the fair value of the equity method investment attributed to the 16 sold Chartwell properties, the value of our contribution of ten consolidated properties to the Fund (see Note 8 for further details) and the deferred consideration in lieu of cash consideration for the acquired assets classified as held for sale and sold contemporaneously with the related acquisition.
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
The components of lease expense were as follows for the periods presented (in thousands):

		Nine Months Ended
	Classification	September 30, 2026	September 30, 2025
Operating lease cost:(1)
Real estate lease expense	Property operating expenses	$98,188	$72,748
Non-real estate investment lease expense	General and administrative expenses	4,521	4,712
Financing lease cost:
Amortization of leased assets	Property operating expenses	14,447	3,721
Interest on lease liabilities	Interest expense	19,882	4,155
Total		$137,038	$85,336
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	September 30, 2026	December 31, 2025
Right of use assets:
Operating leases - real estate	Right of use assets, net	$1,375,994	$1,537,490
Financing leases - real estate	Right of use assets, net	546,673	620,555
Real estate right of use assets, net		1,922,667	2,158,045
Operating leases - non-real estate investments	Receivables and other assets	25,621	25,073
Total right of use assets, net		$1,948,288	$2,183,118

Lease liabilities:
Operating leases		$1,491,135	$1,642,849
Financing leases		476,934	540,144
Total		$1,968,069	$2,182,993

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, typically include some form of operating expense reimbursement by the tenant. For the nine months ended September 30, 2026, we recognized $1,402,223,000 of rental income related to operating leases, of which $40,539,000 was for variable lease payments that primarily represent the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the nine months ended September 30, 2025, we recognized $1,444,082,000 of rental income related to operating leases, of which $167,865,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606. Within that reportable segment, we also recognize revenue from residential wellness housing leases in accordance with ASC 842. The amount of revenue related to these leases was $721,234,000 and $589,289,000 for the nine months ended September 30, 2026 and 2025, respectively.
Sales-Type Leases
At December 31, 2025, 30 properties leased to Integra Healthcare Properties (“Integra”) under a long-term master lease were classified as sales-type leases due to the expected exercise by the respective subtenants of purchase options related to these properties.
During the nine months ended September 30, 2026, an additional 11 properties leased to Integra were reclassified from operating to sales-type leases. In conjunction with this reclassification, a loss of $24,845,000 was recognized in gain (loss) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. Additionally, we completed the sale of 39 properties for net proceeds of $575,691,000, which was recognized in proceeds from sales of real property in the Consolidated Statements of Cash Flows, and reclassified two properties from sales-type lease back to operating lease as a result of the exercise of the purchase option by the subtenant no longer being reasonably assured.
At December 31, 2024, four properties were classified as sales-type leases. During the three months ended March 31, 2025, these properties were sold and we recognized net proceeds of $174,824,000, which was included in proceeds from sales of real property in the Consolidated Statements of Cash Flows.
We recognized $8,077,000 and $2,111,000 of interest income related to investments in sales-type leases during the nine months ended September 30, 2026 and 2025, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of the risk of credit loss. Accrued interest receivable was $40,431,000 and $23,497,000 as of September 30, 2026 and December 31, 2025, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets.
The following is a summary of our loans receivable as of the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Mortgage loans	$2,076,797	$1,021,355
Other real estate loans	992,737	827,742
Allowance for credit losses on real estate loans receivable	(22,265)	(17,887)
Real estate loans receivable, net of credit allowance	3,047,269	1,831,210
Non-real estate loans	288,229	258,205
Allowance for credit losses on non-real estate loans receivable	(6,864)	(7,150)
Non-real estate loans receivable, net of credit allowance	281,365	251,055
Total loans receivable, net of credit allowance	$3,328,634	$2,082,265

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Advances on loans receivable	$2,142,743	$436,629
Less: Receipts on loans receivable	1,028,036	208,136
Net cash advances (receipts) on loans receivable	$1,114,707	$228,493
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
For the remaining loans, we generally assess credit loss on a collective pool basis and use our historical loss experience for similar loans and expectations of future performance of the borrowers to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	September 30, 2026
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans(1)	2007 - 2019	$138,061	$(8,074)	$129,987	5
Collective loan pool	2010 - 2021	69,845	(463)	69,382	13
Collective loan pool	2022	62,522	(414)	62,108	11
Collective loan pool	2023	43,189	(286)	42,903	4
Collective loan pool	2024	60,119	(399)	59,720	7
Collective loan pool	2025	1,122,429	(7,437)	1,114,992	13
Collective loan pool	2026	1,861,598	(12,056)	1,849,542	22
Total loans		$3,357,763	$(29,129)	$3,328,634	75

(1) Interest recognized on loans classified as deteriorated loans as of the end of the respective reporting period was $4,045,000 and $11,652,000 for the three and nine months ended September 30, 2026, respectively.
During the year ended December 31, 2025, we reclassified the entirety of the secured notes receivable from Genesis to the deteriorated loan category following Genesis’s initiation of Chapter 11 bankruptcy proceedings. The carrying value of the outstanding notes as of September 30, 2026 is $129,164,000. The notes receivable were evaluated on an individual basis to determine the appropriateness of the allowance for credit losses, which included an estimate of collectability, collateral valuation and the anticipated recovery through the bankruptcy process. In October 2026, repayment was received in an amount that approximated carrying value.
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the activity within the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at beginning of period	$25,037	$33,797
Provision for loan losses, net	4,045	(2,032)
Loan write-offs, net of recoveries	70	(71)
Effect of foreign currency	(23)	776
Balance at end of period	$29,129	$32,470

WELLTOWER INC. AND SUBSIDIARIES
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

	Percentage Ownership (1)	September 30, 2026	December 31, 2025
Seniors Housing Operating	8% to 95%	$1,751,676	$1,466,832
Triple-net	20%	8,365	19,055
Outpatient Medical	15% to 50%	89,761	221,808
Non-segment/Corporate	20% to 88%	200,109	101,895
Total		$2,049,911	$1,809,590
(1) As of September 30, 2026 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
We own interests in certain entities that provide comprehensive property management services with respect to certain of our Seniors Housing Operating properties. We pay management fees to these entities based on management agreements, plus if applicable, positive or negative adjustments based on specified performance targets. We incurred fees of $30,941,000 and $86,274,000 for the three and nine months ended September 30, 2026, and $21,972,000 and $63,820,000 for the same periods in 2025, respectively. Management fees are reflected within property operating expenses within our Consolidated Statements of Comprehensive Income.
At September 30, 2026, the aggregate unamortized basis difference of our joint venture investments of $187,957,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 21 properties as of September 30, 2026 for the development and construction of certain properties that have a carrying value of $765,981,000. We believe that such borrowers typically represent variable interest entities (“VIEs”) in accordance with ASC 810, “Consolidation.” VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $36,284,000 related to these investments.
In January 2025, we announced the formation of a private funds management business in conjunction with the launch of the Seniors Housing Fund I LP (the “Fund”). The Fund was formed with the intent to invest in U.S. seniors housing properties that are either stable or with a near-term path to stabilization. Welltower serves as the general partner and asset manager and has a limited partner interest in the Fund, which is unconsolidated due to certain rights held by third-party limited partners. Our unconsolidated investment balance in the Fund was $359,978,000 and $185,482,000 as of September 30, 2026 and December 31, 2025, respectively. The Fund investment and related income from operations is classified within our Seniors Housing Operating segment.
In January 2026, we announced the formation of our Seniors Housing Debt Fund (“Debt Fund”), which was formed to invest in seniors housing real estate-related mortgage loans and debt-like security portfolios within the U.S. Welltower serves as the general partner and asset manager and has a limited partner interest in the Debt Fund, which is unconsolidated due to certain rights held by third-party limited partners. As of September 30, 2026, our unconsolidated investment balance in the Debt Fund was $128,737,000. The Debt Fund investment and related income from operations is classified as Non-segment/Corporate.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2026, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship:(1)	Number of Properties	Total NOI	Percent of NOI(2)
Barchester	283	$444,665	11%
Cogir Senior Living	174	321,423	8%
Avir Health Group	208	273,253	7%
Care UK	265	254,401	6%
Oakmont Management Group	82	175,812	4%
Remaining portfolio	1,806	2,691,166	64%
Totals	2,818	$4,160,720	100%
(1) Cogir, Care UK and Oakmont Management Group are in our Seniors Housing Operating segment. Avir Health Group is in our Triple-net segment. Barchester is in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 26% of total NOI for the year ended December 31, 2025.
10. Borrowings Under Credit Facilities and Commercial Paper Programs
At September 30, 2026, we had a primary unsecured credit facility with a consortium of 32 banks that included a $6,250,000,000 unsecured revolving credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at September 30, 2026) and a $4,250,000,000 tranche that matures on March 6, 2030 (none outstanding at September 30, 2026). The unsecured revolving credit facility may be increased, subject to certain conditions and lender commitments, by up to an additional $1,250,000,000. The $4,250,000,000 tranche may be extended, at our option, for two successive six-month periods. The primary unsecured credit facility also allows us to borrow up to $1,750,000,000 in alternative currencies (none outstanding at September 30, 2026). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate (“SOFR”) interest rate. Based on our current credit ratings and annual sustainability results, the applicable margin under the unsecured revolving credit facility was 0.675% over SOFR at September 30, 2026. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. This fee depends on our debt ratings and annual sustainability results and was 0.125% at September 30, 2026.
Under the terms of our U.S. dollar denominated commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $3,000,000,000. As of September 30, 2026, $760,000,000 of principal was outstanding under the program, reducing the available borrowing capacity under the unsecured revolving credit facility. At September 30, 2026, the notes outstanding under the program had a weighted-average interest rate of 4.13% and a weighted average remaining maturity of one day.
In August 2026, we established a Canadian-dollar denominated commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 365 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of C$1,000,000,000. As of September 30, 2026, C$400,000,000 of principal was outstanding under the program, equivalent to $281,480,000 based on the period-end exchange rate. The notes had a carrying amount of $281,054,000, net of an unamortized discount of $426,000. The principal amount outstanding reduces the available borrowing capacity of the unsecured revolving credit facility. At September 30, 2026, the notes outstanding under the program had a weighted-average interest rate of 2.62% and a weighted average remaining maturity of 22 days.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following information relates to aggregate principal activity and utilization under our unsecured revolving credit facility and commercial paper programs for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$—	$—	$—	$—
Gross borrowings	22,478,173	—	27,928,423	6,400,000
Gross repayments	(21,435,287)	—	(26,885,537)	(6,400,000)
Effect of foreign currency	(1,406)	—	(1,406)	—
Ending balance	$1,041,480	$—	$1,041,480	$—

Maximum amount outstanding at any month end	$1,490,000	$—	$1,490,000	$600,000
Average amount outstanding (total of daily principal balances divided by days in period)	$709,427	$—	$260,046	$52,491
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	4.01%	—%	4.03%	4.71%
11. Senior Unsecured Notes and Secured Debt
At September 30, 2026, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Other Financial Obligations (4)	Totals
2026	$—	$67,599	$383	$67,982
2027(5,6)	2,644,606	370,028	1,587	3,016,221
2028(7)	1,914,881	387,146	1,681	2,303,708
2029	2,252,786	549,240	1,780	2,803,806
2030	1,750,000	166,535	1,886	1,918,421
Thereafter(8,9,10)	6,272,555	1,680,626	249,904	8,203,085
Total principal balance	14,834,828	3,221,174	257,221	18,313,223
Unamortized discounts and premiums, net	(20,422)	—	—	(20,422)
Unamortized debt issuance costs, net	(61,076)	(11,462)	—	(72,538)
Fair value adjustments and other, net	(66,358)	(116,793)	116,986	(66,165)
Total carrying value of debt	$14,686,972	$3,092,919	$374,207	$18,154,098
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.98% and 3.96% as of September 30, 2026 and September 30, 2025, respectively.
(2) Senior unsecured notes are generally issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The C$300,000,000 of 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(3) Annual interest rates range from 1.74% to 5.98%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 4.10% and 4.09% as of September 30, 2026 and September 30, 2025, respectively. Gross real property value of the properties securing the debt totaled $6,576,886,000 at September 30, 2026.
(4) Represents financing obligations related to sale-leaseback transactions acquired that did not qualify for sale accounting which include an aggregate effective interest rate of 5.53%.
(5) Includes C$2,747,615,000 of unsecured term loans (approximately $1,933,496,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2026). The term loans mature on April 9, 2027 and bear interest at adjusted Canadian Overnight Repo Rate Average plus 0.65% (2.93% at September 30, 2026).
(6) Includes C$300,000,000 of 2.95% senior unsecured notes due 2027 (approximately $211,110,000 based on the Canadian/U.S. Dollar exchange rate in effect on September 30, 2026).
(7) Includes £550,000,000 of 4.80% senior unsecured notes due 2028 (approximately $729,630,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2026).
(8) Includes £500,000,000 of 4.50% senior unsecured notes due 2034 (approximately $663,300,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2026).
(9) Includes C$750,000,000 of 3.85% senior unsecured notes due 2031 (approximately $527,775,000 based on the Canadian/U.S. Dollar exchange rate in effect on September 30, 2026).

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(10) Includes C$400,000,000 of 4.15% senior unsecured notes due 2033 (approximately $281,480,000 based on the Canadian/U.S. Dollar exchange rate in effect on September 30, 2026).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning balance	$16,526,245	$13,326,465
Debt issued	911,097	2,376,896
Debt extinguished	(1,888,206)	(1,299,575)
Debt exchanged or redeemed	(614,749)	—
Effect of foreign currency	(99,559)	110,000
Ending balance	$14,834,828	$14,513,786
On June 30, 2026, we amended our C$2,747,615,000 unsecured term loans to extend the maturity date from October 9, 2026 to April 9, 2027 and reduce the applicable margin by five basis points.
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
The following is a summary of the outstanding exchangeable features:

	Number of shares of Welltower Inc. Common Stock into which $1,000 of Principal is Exchangeable(1)	Approximate Equivalent Exchange Price per Share(1)	Exchangeable Date

2028 Exchangeable Notes	10.5390	$94.89	November 15, 2027
2029 Exchangeable Notes	7.8354	$127.63	January 15, 2029
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
preceding the maturity date. Welltower OP will settle exchanges of the Exchangeable Notes by delivering cash up to the principal amount of the Exchangeable Notes exchanged and, in respect of the remainder of the exchanged value, if any, in excess thereof, cash or shares of Welltower’s common stock or a combination thereof, at the election of Welltower OP.
As of September 30, 2026, the Exchangeable Notes were exchangeable at the option of the holders. During the nine months ended September 30, 2026, holders of the 2028 Exchangeable Notes exchanged an aggregate principal amount of $614,749,000, which were settled for cash consideration. No 2029 Exchangeable Notes were presented for exchange during the nine months ended September 30, 2026.
Welltower OP may redeem the 2028 Exchangeable Notes and 2029 Exchangeable Notes, at its option in whole or in part, on any business day on or after May 20, 2026 and July 20, 2027, respectively, if the last reported sales price of the common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Welltower OP provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding the redemption date. As of September 30, 2026, the 2028 Exchangeable Notes were redeemable by Welltower OP.
The following is a summary of the components of the outstanding Exchangeable Notes as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes	2029 Exchangeable Notes
Principal	$420,251	$1,035,000	$1,035,000	$1,035,000
Less: unamortized debt issuance costs	2,971	11,121	10,951	14,112
Net carrying value included in senior unsecured notes	$417,280	$1,023,879	$1,024,049	$1,020,888
The following is a summary of our interest expense recognized related to the Exchangeable Notes for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contractual interest expense	$12,849	$15,202	$42,977	$45,606
Amortization of debt issuance costs	1,817	2,177	6,147	6,543
Total interest expense	$14,666	$17,379	$49,124	$52,149
The following is a summary of our secured debt principal activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning balance	$2,573,080	$2,467,223
Debt issued	332,884	—
Debt assumed	556,755	469,130
Debt extinguished	(141,259)	(288,492)
Principal payments	(55,459)	(47,709)
Effect of foreign currency	(44,827)	29,829
Ending balance	$3,221,174	$2,629,981

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2026, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $59,555,000. As of September 30, 2026, the unamortized loss amount was $40,568,000. In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap became effective in June 2025 and matures in December 2030. As of September 30, 2026, the carrying amount of the notes, exclusive of the hedge, was $745,400,000. The fair value of the swap as of September 30, 2026 was $25,790,000 and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the nine months ended September 30, 2026 and 2025, we settled certain net investment hedges generating cash proceeds of $5,126,000 and necessitating cash payments of $3,359,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Income. Please refer to Note 3 for information related to consideration for the HC-One acquisition, which included the settlement of the outstanding warrants.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2026		December 31, 2025
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	C$	7,398,959	C$	5,702,699
Denominated in Pounds Sterling		£8,850,708		£8,830,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	C$	1,150,000	C$	250,000
Denominated in Pounds Sterling		£—		£1,050,000

Derivatives designated as fair value hedges:
Denominated in Pounds Sterling		£1,050,000		£—

Interest rate swaps and caps designated as cash flow hedges:
Denominated in Canadian Dollars (1)	C$	74,033	C$	32,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars		$550,000		$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	C$	3,137,627	C$	2,827,565
(1) At September 30, 2026, the maximum maturity date was July 25, 2033.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location	2026	2025	2026	2025
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$7,853	$14,948	$35,993	$41,508
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	(4,366)	3,106	(102,660)	(577)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	—	(31,682)	—	(28,063)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	3,413	154,461	255,488	(377,669)
13. Commitments and Contingencies
At September 30, 2026, we had 36 outstanding letter of credit obligations totaling $67,895,000 and expiring between 2026 and 2027. At September 30, 2026, we had outstanding construction in progress of $1,239,412,000 and were committed to providing additional funds of approximately $701,878,000 to complete construction. Additionally, at September 30, 2026, we had outstanding investments classified as in substance real estate of $765,981,000 and were committed to provide additional funds of $36,284,000 (see Note 8 for additional information).
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of September 30, 2026, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $475,962,000.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2026	December 31, 2025
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	1,400,000,000
Issued shares	732,170,957	696,631,868
Outstanding shares	731,995,408	696,507,255
Common Stock
In July 2026, we entered into an equity distribution agreement whereby we can offer and sell up to $7,500,000,000 aggregate amount of our common stock, which replaced our prior equity distribution agreement dated October 28, 2025 (collectively, along with other previous agreements, referred to as the “ATM Programs”). The ATM Programs allows us to enter into forward sale agreements (none outstanding at September 30, 2026). As of September 30, 2026, we had $4,859,303,000 of remaining capacity under the ATM Program. During October 2026, we sold 1,622,950 shares of common stock under the ATM Program.
The following is a summary of our common stock issuances during the nine months ended September 30, 2026 and 2025 (in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2025 Option exercises	25,051	$77.36	$1,938	$1,938
2025 ATM Program issuances	45,080,143	152.47	6,873,247	6,835,580
2025 Equity issuance (1)	3,055,835		—	—
2025 Redemption of OP Units and DownREIT Units	559,950		—	—
2025 Stock incentive plans, net of forfeitures	98,042		—	—
2025 Totals	48,819,021		$6,875,185	$6,837,518

2026 Option exercises	14,160	$82.06	$1,162	$1,162
2026 ATM Program issuances	34,646,633	218.07	7,555,540	7,504,165
2026 Redemption of OP Units and DownREIT Units	444,878		—	—
2026 Stock incentive plans, net of forfeitures	120,729		—	—
2026 Other equity issuances (2)	261,753		—	—
2026 Totals	35,488,153		$7,556,702	$7,505,327
(1) Relates to the re-issuance of treasury shares and issuance of common stock in lieu of cash consideration for the acquisition of real property. Please see Note 3 for additional information.
(2) Relates to shares of common stock issued in connection with a lease modification and extension.
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Per Share	Amount	Per Share	Amount
Common stock	$2.33	$1,662,088	$2.08	$1,367,581

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On October 26, 2026, the Board of Directors declared a cash dividend for the quarter ended September 30, 2026 of $0.85 per share.
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Foreign currency translation	$(981,876)	$(598,593)
Derivative and financial instruments designated as hedges	566,440	310,952
Total accumulated other comprehensive income (loss)	$(415,436)	$(287,641)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan (“2022 Plan”), which initially authorized up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board. No further awards were granted under the 2016 Long-Term Incentive Plan after March 28, 2022; however, awards granted under the 2016 Long-Term Incentive Plan prior to March 28, 2022 continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years with the options expiring ten years from the date of grant. In April 2025, our Board of Directors adopted, subject to stockholder approval obtained in May 2025, an amendment to the 2022 Plan (the “Amended and Restated Plan”), primarily to increase the aggregate number of shares of common stock authorized for issuance by 10,000,000 shares, bringing the total of shares authorized under the plan to 20,000,000 shares.
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
The following table summarizes compensation expense recognized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock option awards	$371	$1,002	$1,109	$3,386
Restricted stock and other awards	11,241	14,584	24,541	44,962
10-Year ECAP awards	10,656	—	31,968	—
Total stock based compensation expense	$22,268	$15,586	$57,618	$48,348

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$396,587	$280,559	$1,570,261	$840,404

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	7,532	1,062	29,090	2,927
Numerator for diluted earnings per share	$404,119	$281,621	$1,599,351	$843,331

Denominator for basic earnings per share - weighted average shares	724,329	672,407	711,389	657,571
Effect of dilutive securities:
Employee stock options	876	698	835	618
Unvested restricted shares and units	10,162	3,294	7,343	3,137
OP Units and DownREIT Units	13,137	2,632	12,560	2,603
Employee stock purchase program	25	19	22	20
Exchangeable Notes	6,374	6,349	7,645	5,269
Dilutive potential common shares	30,574	12,992	28,405	11,647
Denominator for diluted earnings per share - adjusted weighted average shares	754,903	685,399	739,794	669,218

Basic earnings per share	$0.55	$0.42	$2.21	$1.28
Diluted earnings per share	$0.54	$0.41	$2.16	$1.26
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Borrowings Under Primary Unsecured Credit Facility and Commercial Paper Programs — The carrying amount of the primary unsecured credit facility and commercial paper programs approximates fair value because the borrowings are interest rate adjustable.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in sales-type leases, net	$—	$—	$497,963	$497,963
Mortgage loans receivable	2,041,759	2,025,792	998,699	1,008,879
Other real estate loans receivable	1,005,510	982,865	832,511	803,247
Cash and cash equivalents	2,274,910	2,274,910	5,033,678	5,033,678
Restricted cash	141,097	141,097	175,861	175,861
Non-real estate loans receivable	281,365	273,478	251,055	245,415
Foreign currency forward contracts, interest rate swaps and cross currency swaps	42,548	42,548	43,223	43,223

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper programs	$1,041,054	$1,041,054	$—	$—
Senior unsecured notes	14,686,972	15,591,239	16,383,522	17,872,001
Secured debt	3,467,126	3,309,542	2,813,780	2,768,807
Foreign currency forward contracts, interest rate swaps and cross currency swaps	296,135	296,135	416,210	416,210

Redeemable DownREIT Unitholder interests	$—	$—	$72,497	$72,497
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

	Fair Value Measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability)(1)	$(253,587)	$—	$(253,587)	$—
(1) Please see Note 12 for additional information.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired, consolidated, exchanged or assumed (see Note 3 for acquisitions). Asset impairments (if applicable, see Note 5 for impairments of real property, Note 7 for impairments of loans receivable and Note 8 for impairments of investments in unconsolidated entities) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and are generally Level 3 inputs. We estimate the fair value of real estate and related intangible assets acquired in asset acquisitions and business combinations using the income approach and unobservable data, such as net operating income, estimated capitalization and discount rates, which are Level 3 inputs. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions or business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.
18. Segment Reporting
We invest in seniors housing and healthcare real estate. We evaluate our business and make resource allocations for our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include wellness housing, assisted living communities, independent living, continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof. Seniors Housing Operating properties that are deemed qualified healthcare properties are owned and operated through RIDEA structures (see Note 19). Our Triple-net properties include the property types described above as well as skilled nursing facilities. Under the Triple-net segment, we invest in seniors housing and healthcare real estate through acquisition of single tenant properties. Properties acquired are generally leased under triple-net leases and we are not involved in the management of the property. Prior to the Outpatient Medical Portfolio Disposition discussed in Note 5, our Outpatient Medical properties were typically leased to multiple tenants and generally required a certain level of property management. Our remaining consolidated Outpatient Medical portfolio, exclusive of held for sale properties, primarily consists of properties triple-net leased to healthcare providers.
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
During the quarter ended September 30, 2026, we reclassified asset management services related to the Fund to Non-segment/Corporate from the Seniors Housing Operating segment to better align with the manner in which the CODM reviews results. Accordingly, the segment information provided in this Note has been updated to conform to the current presentation for all periods presented.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the three months ended September 30, 2026 (in thousands):

Three Months Ended September 30, 2026	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$3,121,141	$—	$—	$—	$3,121,141
Rental income	—	451,901	36,740	—	488,641
Interest income	—	—	—	83,251	83,251
Other income	3,960	172	811	17,801	22,744
Total revenues	3,125,101	452,073	37,551	101,052	3,715,777

Property operating expenses	2,227,359	6,206	4,947	7,514	2,246,026
Consolidated net operating income (loss)	$897,742	$445,867	$32,604	$93,538	1,469,751

Depreciation and amortization					706,786
Interest expense					192,655
General and administrative expenses					67,169
Loss (gain) on extinguishment of debt, net					6,822
Provision for loan losses, net					230
Impairment of assets					33,452
Other expenses					124,687
Income (loss) from continuing operations before income taxes and other items					337,950
Income tax (expense) benefit					(7,116)
Income (loss) from unconsolidated entities					(30,689)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					114,678
Income (loss) from continuing operations					414,823
Net income (loss)					$414,823
The following table summarizes significant expense categories by segment for the three months ended September 30, 2026 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$1,388,118	$11	$1,362	$—	$1,389,491
Utilities	121,644	60	999	—	122,703
Food	116,792	—	—	—	116,792
Repairs and maintenance	87,771	51	572	—	88,394
Property taxes	79,760	4,626	796	—	85,182
Other segment expenses(1)	433,274	1,458	1,218	7,514	443,464
Total property operating expenses	$2,227,359	$6,206	$4,947	$7,514	$2,246,026

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the three months ended September 30, 2025 (in thousands):

Three Months Ended September 30, 2025	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$2,061,370	$—	$—	$—	$2,061,370
Rental income	—	286,353	213,122	—	499,475
Interest income	—	—	—	67,216	67,216
Other income	2,248	284	2,050	53,049	57,631
Total revenues	2,063,618	286,637	215,172	120,265	2,685,692

Property operating expenses	1,499,215	8,227	63,319	6,287	1,577,048
Consolidated net operating income (loss)	$564,403	$278,410	$151,853	$113,978	1,108,644

Depreciation and amortization					509,812
Interest expense					162,052
General and administrative expenses					63,124
Loss (gain) on derivatives and financial instruments, net					31,682
Provision for loan losses, net					1,088
Impairment of assets					3,081
Other expenses					44,699
Income (loss) from continuing operations before income taxes and other items					293,106
Income tax (expense) benefit					(2,335)
Income (loss) from unconsolidated entities					(12,610)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					4,025
Income (loss) from continuing operations					282,186
Net income (loss)					$282,186
The following table summarizes significant expense categories by segment for the three months ended September 30, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$888,672	$28	$14,452	$—	$903,152
Utilities	91,065	83	15,248	—	106,396
Food	80,626	—	—	—	80,626
Repairs and maintenance	60,925	34	10,842	—	71,801
Property taxes	66,160	5,903	16,784	—	88,847
Other segment expenses(1)	311,767	2,179	5,993	6,287	326,226
Total property operating expenses	$1,499,215	$8,227	$63,319	$6,287	$1,577,048

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

The following table summarizes our total assets by segment for the periods presented (in thousands):

	As of
	September 30, 2026		December 31, 2025
Assets:	Amount	%	Amount	%
Seniors Housing Operating	$51,578,575	70.0%	$41,992,500	62.4%
Triple-net	14,870,584	20.2%	13,448,058	20.0%
Outpatient Medical	1,829,792	2.5%	3,322,225	4.9%
Non-segment/Corporate	5,432,382	7.4%	8,540,264	12.7%
Total	$73,711,333	100.0%	$67,303,047	100.0%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the nine months ended September 30, 2026 (in thousands):

Nine Months Ended September 30, 2026	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$8,886,963	$—	$—	$—	$8,886,963
Rental income	—	1,250,493	151,730	—	1,402,223
Interest income	—	8,077	—	223,472	231,549
Other income	10,052	456	2,721	78,325	91,554
Total revenues	8,897,015	1,259,026	154,451	301,797	10,612,289

Property operating expenses	6,370,829	21,355	30,514	28,871	6,451,569
Consolidated net operating income (loss)	$2,526,186	$1,237,671	$123,937	$272,926	4,160,720

Depreciation and amortization					2,067,302
Interest expense					567,284
General and administrative expenses					202,129
Loss (gain) on extinguishment of debt, net					9,533
Provision for loan losses, net					4,045
Impairment of assets					64,052
Other expenses					242,754
Income (loss) from continuing operations before income taxes and other items					1,003,621
Income tax (expense) benefit					43,230
Income (loss) from unconsolidated entities					(50,344)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					633,615
Income (loss) from continuing operations					1,630,122
Net income (loss)					$1,630,122
The following table summarizes significant expense categories by segment for the nine months ended September 30, 2026 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$3,974,553	$39	$6,444	$—	$3,981,036
Utilities	351,658	162	5,034	—	356,854
Food	330,039	—	—	—	330,039
Repairs and maintenance	250,987	241	4,648	—	255,876
Property taxes	228,447	16,197	8,210	—	252,854
Other segment expenses(1)	1,235,145	4,716	6,178	28,871	1,274,910
Total property operating expenses	$6,370,829	$21,355	$30,514	$28,871	$6,451,569

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the nine months ended September 30, 2025 (in thousands):

Nine Months Ended September 30, 2025	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$5,896,944	$—	$—	$—	$5,896,944
Rental income	—	812,435	631,647	—	1,444,082
Interest income	—	2,111	—	189,652	191,763
Other income	7,160	875	6,352	109,847	124,234
Total revenues	5,904,104	815,421	637,999	299,499	7,657,023

Property operating expenses	4,322,176	25,697	190,759	15,517	4,554,149
Consolidated net operating income (loss)	$1,581,928	$789,724	$447,240	$283,982	3,102,874

Depreciation and amortization					1,490,717
Interest expense					448,171
General and administrative expenses					191,057
Loss (gain) on derivatives and financial instruments, net					28,063
Loss (gain) on extinguishment of debt, net					6,156
Provision for loan losses, net					(2,032)
Impairment of assets					75,359
Other expenses					75,357
Income (loss) from continuing operations before income taxes and other items					790,026
Income tax (expense) benefit					2,131
Income (loss) from unconsolidated entities					(18,739)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					70,652
Income (loss) from continuing operations					844,070
Net income (loss)					$844,070

The following table summarizes significant expense categories by segment for the nine months ended September 30, 2025 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$2,565,808	$60	$42,992	$—	$2,608,860
Utilities	259,279	292	41,742	—	301,313
Food	229,818	—	—	—	229,818
Repairs and maintenance	168,715	80	33,220	—	202,015
Property taxes	192,705	17,869	53,008	—	263,582
Other segment expenses(1)	905,851	7,396	19,797	15,517	948,561
Total property operating expenses	$4,322,176	$25,697	$190,759	$15,517	$4,554,149

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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments is located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$2,263,412	60.9%	$2,044,666	76.1%	$6,462,523	60.9%	$5,878,406	76.8%
United Kingdom	1,157,782	31.2%	448,018	16.7%	3,367,898	31.7%	1,240,334	16.2%
Canada	294,583	7.9%	193,008	7.2%	781,868	7.4%	538,283	7.0%
Total	$3,715,777	100.0%	$2,685,692	100.0%	$10,612,289	100.0%	$7,657,023	100.0%

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
Resident Fees and Services:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,809,855	58.0%	$1,499,789	72.8%	$5,149,432	57.9%	$4,340,445	73.6%
United Kingdom	1,023,522	32.8%	388,021	18.8%	2,983,501	33.6%	1,066,789	18.1%
Canada	287,764	9.2%	173,560	8.4%	754,030	8.5%	489,710	8.3%
Total	$3,121,141	100.0%	$2,061,370	100.0%	$8,886,963	100.0%	$5,896,944	100.0%

	As of
	September 30, 2026		December 31, 2025
Assets:	Amount	%	Amount	%
United States	$47,213,396	64.1%	$43,536,068	64.7%
United Kingdom	18,288,356	24.8%	18,056,095	26.8%
Canada	8,209,581	11.1%	5,710,884	8.5%
Total	$73,711,333	100.0%	$67,303,047	100.0%
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
Income taxes reflected in the financial statements primarily consist of U.S. federal, state and local income taxes, as well as non-U.S. income-based and withholding taxes on certain investments located in jurisdictions outside the U.S. We determine interim income tax expense (benefit) by applying the applicable annual effective tax rates to the ordinary income (loss) of our TRS entities and recognizing the tax effects of discrete items in the periods in which they occur. The income tax benefit for the nine months ended September 30, 2026 included a $71,304,000 deferred tax benefit recognized by a Canadian subsidiary as a result of a reduction in its valuation allowance. The reduction in the valuation allowance was supported by net deferred tax liabilities acquired during the period.
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

	September 30, 2026	December 31, 2025
Assets:
Net real estate investments	$6,732,549	$5,810,341
Cash and cash equivalents	17,384	17,139
Receivables and other assets	501,759	225,425
Investments in unconsolidated entities	161,637	86,026
Total assets(1)	$7,413,329	$6,138,931

Liabilities and equity:
Senior unsecured notes	$167,414	$74,421
Secured debt	551,082	232,929
Lease liabilities	1,417	2,529
Accrued expenses and other liabilities	22,630	17,307
Total equity(2)	6,670,786	5,811,745
Total liabilities and equity	$7,413,329	$6,138,931
(1) As noted above, in the case of the VIE that invests in the Fund, Welltower has guaranteed the unsecured third party debt. For all other VIEs, assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and the VIEs’ creditors do not have recourse to Welltower.
(2) Includes noncontrolling interests.
We recognized revenues from consolidated VIEs in the aggregate of $229,322,000 and $640,982,000 for the three and nine months ended September 30, 2026, and $188,457,000 and $500,591,000 for the same periods in 2025, respectively.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 98.168% as of September 30, 2026. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all such existing senior unsecured notes, with the exception of the C$300,000,000 of 2.95% senior unsecured notes due 2027. The C$300,000,000 senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
The following table summarizes our consolidated portfolio for the three months ended September 30, 2026 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$897,742	65.2%	1,902
Triple-net	445,867	32.4%	865
Outpatient Medical	32,604	2.4%	51
Totals	$1,376,213	100.0%	2,818

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
For the nine months ended September 30, 2026, resident fees and services and rental income represented 84% and 13% of total revenues, respectively. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
Our primary sources of cash include resident fees and services revenue, rental income and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper programs, issuances of debt and equity securities, including through our ATM Program (as defined below), proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.
We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured revolving credit facility and commercial paper programs, equity issuances, internally generated cash and the proceeds from investment dispositions.
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future and we expect to reinvest the proceeds from any investment dispositions in new investments. In the event that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper programs or issue debt or equity securities, including through our ATM Program. At September 30, 2026, we had $2,274,910,000 of cash and cash equivalents, $141,097,000 of restricted cash and $5,208,520,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the nine months ended September 30, 2026:
•In July 2026, we entered into the ATM Program pursuant to which we may offer to sell up to $7,500,000,000 of common stock, which replaced our prior equity distribution agreement dated October 28, 2025, allowing us to sell up to $7,500,000,000 of common stock (collectively, along with other previous agreements, referred to as the “ATM Programs”). During the nine months ended September 30, 2026, we sold 34,646,633 shares of common stock under the ATM Programs generating gross proceeds of approximately $7,555,540,000.
•In March 2026, we amended our $6,250,000,000 senior unsecured revolving credit facility, extending maturities, improving pricing by 15 basis points and increasing our total available credit facilities to $7,500,000,000. Concurrently, we repaid our existing $1,000,000,000 USD term loan and C$250,000,000 term loan with cash on hand.
•In March 2026, we increased the size of our USD commercial paper program to $3,000,000,000.
•In April 2026, we repaid our $700,000,000 4.25% senior unsecured notes at maturity.
•In June 2026, we amended our C$2,747,615,000 unsecured term loans to extend the maturity date to April 9, 2027 and reduce the applicable margin by five basis points.
•In July 2026, we completed the issuance of C$1,150,000,000 aggregate principal amount of senior unsecured notes, consisting of C$750,000,000 of 3.85% notes due August 15, 2031 and C$400,000,000 of 4.15% notes due August 15, 2033.
•In August 2026, we established a Canadian-dollar denominated commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 365 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of C$1,000,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•During the nine months ended September 30, 2026, we issued $332,884,000 of secured debt at a blended average interest rate of 4.15% and assumed $556,755,000 of secured debt at a blended average interest rate of 4.18% after considering the effects of interest rate swaps.
•During the nine months ended September 30, 2026, we extinguished $141,259,000 of secured debt at a blended average interest rate of 3.60%.
•During the nine months ended September 30, 2026, holders exchanged $614,749,000 aggregate principal amount of our 2028 Exchangeable Notes.
Investments The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2026 (dollars in thousands):

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	112	$8,058,150	4.8%
Triple-net	115	2,530,777	8.6%
Outpatient Medical	1	99,332	5.7%
Totals	228	$10,688,259	5.8%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received divided by investment amounts.
In October 2026, we announced that we have closed or expect to close approximately $7 billion of seniors housing acquisitions through the end of the year. These acquisitions include a Canadian portfolio of 27 properties for a purchase price of C$2.2 billion, which closed on October 1, 2026. The acquisition, which will be reported in our Seniors Housing Operating segment, was funded through the assumption of C$639 million of secured debt, with the remainder funded with cash on hand. In addition, included in our announced investment activity is a 62 property portfolio in the United States that we are under contract to acquire for approximately $2.6 billion. The transaction is expected to be funded with cash and OP unit issuances in the fourth quarter. The portfolio will be leased to a tenant under a long term triple-net master lease. Expected acquisitions not yet closed are subject to customary closing conditions and regulatory approvals.
Dispositions The following summarizes property dispositions completed during the nine months ended September 30, 2026 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating	14	$175,934	$131,048	4.5%
Triple-net	44	635,378	626,797	7.6%
Outpatient Medical	99	1,977,396	1,344,459	5.7%
Totals	157	$2,788,708	$2,102,304	6.1%

(1) Represents cash and non-cash proceeds received upon disposition.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
Dividends On October 26, 2026, our Board of Directors declared a cash dividend for the quarter ended September 30, 2026 of $0.85 per share. On November 19, 2026, we will pay our 222nd consecutive quarterly cash dividend to stockholders of record on November 10, 2026.
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
Operating Performance We believe that net income and net income attributable to common stockholders (“NICS”) as reflected in the Consolidated Statements of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”) and consolidated net operating income (“NOI”); however, these supplemental measures are not defined by U.S. GAAP. Please refer to the “Non-GAAP Financial Measures” section for further discussion and reconciliations. These earnings measures are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2026	2026	2025	2025	2025	2025
Net income (loss)	$414,823	$462,975	$752,324	$117,767	$282,186	$304,618	$257,266
NICS	396,587	445,002	728,672	96,441	280,559	301,888	257,957
FFO	1,070,791	1,153,653	982,548	(597,337)	824,375	825,717	765,197
NOI	1,469,751	1,394,463	1,296,506	1,247,079	1,108,644	1,033,533	960,697
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and restricted cash. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Please refer to the “Non-GAAP Financial Measures” section for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2026	2026	2025	2025	2025	2025
Net debt to book capitalization ratio	26%	25%	23%	25%	20%	24%	26%
Net debt to undepreciated book capitalization ratio	22%	21%	20%	21%	17%	19%	21%
Net debt to enterprise value ratio	9%	9%	9%	10%	8%	10%	11%

Interest coverage ratio	7.07x	7.52x	8.27x	4.63x	6.21x	6.75x	6.14x
Fixed charge coverage ratio	6.40x	6.76x	7.59x	4.27x	5.60x	6.03x	5.58x
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2026	2026	2025	2025	2025	2025
Property mix:(1)
Seniors Housing Operating	65%	66%	64%	59%	57%	56%	55%
Triple-net	32%	31%	32%	32%	28%	28%	28%
Outpatient Medical	3%	3%	4%	9%	15%	16%	17%

Relationship mix:(1)
Barchester	10%	11%	11%	9%	—%	—%	—%
Cogir Senior Living	8%	8%	8%	7%	8%	8%	7%
Avir Health Group	8%	6%	6%	6%	4%	3%	1%
Care UK	6%	6%	7%	6%	5%	5%	5%
Oakmont Management Group	4%	4%	4%	4%	4%	4%	4%
Remaining relationships	64%	65%	64%	68%	79%	80%	83%

Geographic mix:(1)
United Kingdom	25%	24%	25%	22%	13%	13%	12%
Texas	13%	12%	12%	12%	11%	10%	9%
Canada	8%	8%	7%	6%	8%	8%	7%
California	7%	8%	8%	9%	10%	10%	11%
Ohio	6%	7%	6%	5%	4%	5%	5%
Remaining geographic areas in the U.S.	41%	41%	42%	46%	54%	54%	56%

(1) Excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.
Operating Lease Expirations The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of September 30, 2026 (dollars in thousands):

	Expiration Year(1)
	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	Thereafter
Triple-net:
Properties	30	2	3	5	20	2	121	1	1	27	644
Base rent (2)	$17,570	$1,311	$6,860	$1,149	$43,659	$4,762	$138,108	$1,911	$433	$53,252	$1,135,076
% of base rent	1.3%	0.1%	0.5%	0.1%	3.1%	0.3%	9.8%	0.1%	—%	3.8%	80.9%
Units/beds	1,167	295	346	257	2,262	225	8,156	100	81	2,391	64,624
% of units/beds	1.5%	0.4%	0.4%	0.3%	2.8%	0.3%	10.2%	0.1%	0.1%	3.0%	80.9%

Outpatient Medical:
Square feet	238,093	1,000	78,764	84,956	212,441	196,681	61,657	—	129,864	196,082	2,568,171
Base rent (2)	$5,815	$23	$2,020	$2,201	$4,619	$3,538	$2,473	$—	$3,420	$5,053	$88,471
% of base rent	4.9%	—%	1.7%	1.9%	3.9%	3.0%	2.1%	—%	2.9%	4.3%	75.3%
Leases	25	1	3	3	4	3	2	—	2	3	34
% of leases	31.3%	1.3%	3.8%	3.8%	5.0%	3.8%	2.5%	—%	2.5%	3.8%	42.2%

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
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary sources of cash include resident fees and services, rent and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper programs, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash for the next twelve months and thereafter. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	$	%
Cash, cash equivalents and restricted cash at beginning of period	$5,209,539	$3,711,457	$1,498,082	40%
Cash provided from (used in) operating activities	2,676,688	2,227,348	449,340	20%
Cash provided from (used in) investing activities	(9,860,509)	(5,057,578)	(4,802,931)	(95)%
Cash provided from (used in) financing activities	4,439,809	5,967,156	(1,527,347)	(26)%
Effect of foreign currency translation	(49,520)	92,190	(141,710)	(154)%
Cash, cash equivalents and restricted cash at end of period	$2,416,007	$6,940,573	$(4,524,566)	(65)%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the nine months ended September 30, 2026 and 2025, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	$	%
New development	$360,361	$333,981	$26,380	7.9%
Recurring capital expenditures, tenant improvements and lease commissions	331,043	250,948	80,095	31.9%
Renovations, redevelopments and other capital improvements	606,052	485,340	120,712	24.9%
Total	$1,297,456	$1,070,269	$227,187	21.2%
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
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments. Financing activities that

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
occurred during the nine months ended September 30, 2026 are summarized above in “Key Transactions.” Please also refer to Notes 10, 11 and 14 to our unaudited consolidated financial statements for additional information.
During the nine months ended September 30, 2025, we sold 45,080,143 shares of common stock under our ATM Program, generating gross proceeds of approximately $6,873,247,000.
During the nine months ended September 30, 2025, we extinguished $288,492,000 of secured debt at a blended average interest rate of 5.37%. Additionally, during the nine months ended September 30, 2025, we assumed $469,130,000 of secured debt at a blended average interest rate of 4.45%.
In June 2025, we repaid our $1,250,000,000 4.0% senior unsecured notes at maturity. Additionally, we completed the issuance of $600,000,000 of 4.5% senior unsecured notes due 2030 and $650,000,000 of 5.125% senior unsecured notes due 2035. In August 2025, we completed a follow-on issuance of $400,000,000 of 4.5% senior unsecured notes due 2030 and $600,000,000 of 5.125% senior unsecured notes due 2035. These notes are fungible with and form a single series with the notes issued in June 2025.
Foreign Currency Translation The change in cash from foreign currency translation during the nine months ended September 30, 2026 and 2025 is primarily due to the mark-to-market adjustment of Canadian dollar funds sent to pre-fund the Amica Senior Lifestyles transaction. Please refer to Note 3 of our unaudited consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At September 30, 2026, we had investments in unconsolidated entities with our ownership generally ranging from 8% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At September 30, 2026, we had 36 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
We have entered into put-call agreements with third parties in conjunction with certain development projects. Under these agreements, we can initiate a call right or the third party can initiate a put right upon certain conditions being met, which would result in the acquisition of the related property by us, for which we currently have no ownership interest. If all conditions had been met under these agreements as of September 30, 2026, and the put or call rights for each investment had been triggered, the amount payable by us to acquire these properties would have been $475,962,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2026 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2026	2027-2028	2029-2030	Thereafter
Unsecured credit facility and commercial paper (1,2,3)	$1,041,480	$—	$—	$—	$1,041,480
Senior unsecured notes and term credit facilities:(1,4)
U.S. Dollar senior unsecured notes	10,305,251	—	1,670,251	3,835,000	4,800,000
Canadian Dollar senior unsecured notes(3)	1,020,365	—	211,110	—	809,255
Pounds Sterling senior unsecured notes(3)	1,392,930	—	729,630	—	663,300
U.S. Dollar term credit facility	182,786	—	15,000	167,786	—
Canadian Dollar term credit facility(3)	1,933,496	—	1,933,496	—	—
Secured debt: (1,3)
Consolidated	3,221,174	67,599	757,174	715,775	1,680,626
Unconsolidated	731,537	16,344	224,545	26,246	464,402
Other financial obligations(4)	257,221	383	3,268	3,666	249,904
Contractual interest obligations:(3,5)
Unsecured credit facility and commercial paper	210,360	9,689	77,508	77,508	45,655
Senior unsecured notes and term loans	3,264,305	132,451	983,230	704,340	1,444,284
Consolidated secured debt	838,288	33,072	241,331	160,845	403,040
Unconsolidated secured debt	145,975	9,801	63,056	53,819	19,299
Other financial obligations(4)	1,527,029	5,170	41,150	40,753	1,439,956
Financing lease liabilities(6)	1,248,677	7,104	54,238	52,828	1,134,507
Operating lease liabilities(6)	2,728,638	27,718	221,036	219,922	2,259,962
Purchase obligations(7)	748,417	198,889	544,717	421	4,390
Total contractual obligations	$30,797,929	$508,220	$7,770,740	$6,058,909	$16,460,060

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Commercial paper notes are backstopped by the availability under the unsecured credit facility. We use the maturity date of the unsecured credit facility to determine the remaining term of the commercial paper notes. See Note 10 to our unaudited consolidated financial statements for additional information.

(3) Based on foreign currency exchange rates in effect as of the balance sheet date.
(4) See Note 11 to our unaudited consolidated financial statements for additional information.
(5) Based on variable interest rates in effect as of the balance sheet date.
(6) See Note 6 to our unaudited consolidated financial statements for additional information.
(7) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to acquisitions under contract that have not yet closed as of September 30, 2026.

Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2026, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On March 28, 2025, Welltower and Welltower OP jointly filed with the SEC an open-ended automatic or “universal” shelf registration statement on Form S-3 (the “New Registration Statement”) covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. In connection with the filing of the New Registration Statement, on March 28, 2025, Welltower filed with the SEC five prospectus

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
supplements, as described below. On March 28, 2025, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock. As of October 23, 2026, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.
The first prospectus supplement filed in connection with the New Registration Statement related to the ATM Program (as defined below). On March 28, 2025, Welltower and Welltower OP entered into an equity distribution agreement with the sales agents, forward sellers and forward purchasers named therein relating to issuances, offers and sales from time to time of up to $7,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”). The ATM Program also allows Welltower to enter into forward sale agreements. On October 28, 2025, Welltower and Welltower OP entered into a new equity distribution agreement with the sales agents, forward sellers and forward purchasers described above, which renewed the ATM Program on substantially similar terms and, in connection therewith, terminated the March 2025 equity distribution agreement. On July 28, 2026, Welltower and Welltower OP entered into a new equity distribution agreement with the sales agents, forward sellers and forward purchasers named therein, which renewed the ATM Program on substantially similar terms and, in connection therewith, terminated the October 2025 equity distribution agreement. As of October 23, 2026, we had $4,491,897,000 of remaining capacity under the ATM Program and there were no outstanding forward sale agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper programs.
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
On July 28, 2026, Welltower filed a prospectus supplement with the SEC to register the offer and resale by the selling stockholders identified therein of up to 261,753 shares of common stock of Welltower Inc., which Welltower issued as consideration for its recent lease amendment relating to certain properties.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements, with the exception of the C$300,000,000 of 2.95% senior unsecured notes due 2027, which have been issued through private placement by a wholly owned subsidiary of Welltower OP. All unsecured notes issued by Welltower OP are fully and unconditionally guaranteed by Welltower and the C$300,000,000 of 2.95% senior unsecured notes due 2027 are fully and unconditionally guaranteed by Welltower OP. Welltower OP is 98.168% owned by Welltower as of September 30, 2026. In March 2020, the SEC adopted amendments, effective January 4, 2021 to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities or operations, other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
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

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,							September 30,
	2026		2025		Amount		%	2026		2025		Amount		%
Net income (loss)	$414,823		$282,186		$132,637		47%	$1,630,122		$844,070		$786,052		93%
NICS	396,587		280,559		116,028		41%	1,570,261		840,404		729,857		87%
FFO	1,070,791		824,375		246,416		30%	3,206,992		2,415,289		791,703		33%
EBITDA	1,321,380		956,385		364,995		38%	4,221,478		2,780,827		1,440,651		52%
NOI	1,469,751		1,108,644		361,107		33%	4,160,720		3,102,874		1,057,846		34%
SSNOI	824,371		705,517		118,854		17%	2,156,600		1,853,298		303,302		16%

Per share data (fully diluted):
NICS	$0.54		$0.41		$0.13		32%	$2.16		$1.26		$0.90		71%
FFO	$1.42		$1.20		$0.22		18%	$4.33		$3.61		$0.72		20%

Interest coverage ratio	7.07	x	6.21	x	0.86	x	14%	7.63	x	6.36	x	1.27	x	20%
Fixed charge coverage ratio	6.40	x	5.60	x	0.80	x	14%	6.92	x	5.73	x	1.19	x	21%

During the quarter ended September 30, 2026, we reclassified asset management services related to Seniors Housing Fund I LP (the “Fund”) to Non-segment/Corporate from the Seniors Housing Operating segment to better align with the manner in which the CODM reviews results. Accordingly, the segment information provided in this section and the Non-GAAP Financial Measures section have been updated to conform to the current presentation for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	$	%	2026	2025	$	%
Revenues:
Resident fees and services	$3,121,141	$2,061,370	$1,059,771	51%	$8,886,963	$5,896,944	$2,990,019	51%
Other income	3,960	2,248	1,712	76%	10,052	7,160	2,892	40%
Total revenues	3,125,101	2,063,618	1,061,483	51%	8,897,015	5,904,104	2,992,911	51%
Property operating expenses	2,227,359	1,499,215	728,144	49%	6,370,829	4,322,176	2,048,653	47%
NOI (1)	897,742	564,403	333,339	59%	2,526,186	1,581,928	944,258	60%
Other expenses:
Depreciation and amortization	588,135	368,523	219,612	60%	1,729,938	1,063,660	666,278	63%
Interest expense	34,570	22,672	11,898	52%	100,888	58,522	42,366	72%
Loss (gain) on extinguishment of debt, net	1,775	—	1,775	n/a	1,962	6,156	(4,194)	(68)%
Impairment of assets	24,557	3,081	21,476	697%	51,738	36,922	14,816	40%
Other expenses	116,893	38,673	78,220	202%	220,452	65,797	154,655	235%
	765,930	432,949	332,981	77%	2,104,978	1,231,057	873,921	71%

Income (loss) from continuing operations before income taxes and other items	131,812	131,454	358	—%	421,208	350,871	70,337	20%
Income (loss) from unconsolidated entities	(39,588)	(15,485)	(24,103)	(156)%	(79,806)	(24,270)	(55,536)	(229)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	48,685	(1,313)	49,998	n/a	42,832	50,725	(7,893)	(16)%
Income (loss) from continuing operations	140,909	114,656	26,253	23%	384,234	377,326	6,908	2%
Net income (loss)	140,909	114,656	26,253	23%	384,234	377,326	6,908	2%
Less: Net income (loss) attributable to noncontrolling interests	(1,485)	(1,099)	(386)	(35)%	(5,122)	(1,698)	(3,424)	(202)%
Net income (loss) attributable to common stockholders	$142,394	$115,755	$26,639	23%	$389,356	$379,024	$10,332	3%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
Resident fees and services revenue and property operating expenses increased for the three and nine month periods ended September 30, 2026 compared to the same periods in the prior year primarily due to acquisitions, including the acquisitions of Amica Senior Lifestyles, Barchester Healthcare and HC-One Group as described in Note 3 to our consolidated financial statements. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from the same periods in the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2025	85.1%	85.7%	86.8%	87.5%
2026	87.3%	87.6%	88.3%

(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners’ noncontrolling ownership share related to consolidated properties. Also excludes land parcels, properties under development/redevelopment, leased properties, sold properties and non-operational properties.
The following is a summary of our SSNOI at Welltower’s share for the Seniors Housing Operating segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	$	%	2026	2025	$	%
SSNOI (1)	$599,339	$497,212	$102,127	20.5%	$1,584,881	$1,319,978	$264,903	20.1%
(1) For the QTD Pool and YTD Pool, amounts relate to 1,052 and 884 same store properties. Please see “Non-GAAP Financial Measures” below for additional information and reconciliations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and amortization expense fluctuates as a result of acquisitions, dispositions and segment transitions. To the extent that we acquire, develop or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the nine months ended September 30, 2026, we recorded impairment charges of $51,738,000 related to 17 properties. During the nine months ended September 30, 2025, we recorded impairment charges of $36,922,000 related to nine properties.
Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions and costs associated with restructuring of investments, including related to the HC-One Group operator restructuring.
Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our unaudited consolidated financial statements.
During the nine months ended September 30, 2026, we completed construction conversions representing $512,518,000 or $430,326 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions, overhead and capitalized interest (dollars in thousands):

As of September 30, 2026
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2026	6	537	$33,155	$131,598
2027	13	1,844	224,652	439,594
2028	21	1,741	444,071	297,393
TBD(2)	12			321,747
Total	52			$1,190,332

(1) Properties expected to be converted in phases over multiple years are reflected in the last expected year.
(2) Represents projects for which a final budget or expected conversion date is not yet known.
Interest expense represents secured debt interest expense, which fluctuates based on the net effect and timing of issuances, assumptions, fluctuations in foreign currency rates, extinguishments and principal amortizations. Additionally, interest expense includes financing lease interest expense, which has increased during the nine months ended September 30, 2026 as a result of the HC-One Group acquisition in the fourth quarter of 2025, as well as interest expense associated with failed sale leaseback obligations acquired in the fourth quarter of 2025. The fluctuations in loss (gain) on extinguishment of debt are primarily attributable to the volume of extinguishments and terms of the related secured debt.
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$2,866,960	$2,286,113	$2,244,735	$2,042,583
Debt issued	8,500	—	332,884	—
Debt assumed	148,123	—	556,755	469,130
Debt extinguished	(107,971)	(2,038)	(141,259)	(250,336)
Principal payments	(17,512)	(14,387)	(49,891)	(40,754)
Effect of foreign currency	297	(19,236)	(44,827)	29,829
Ending balance	$2,898,397	$2,250,452	$2,898,397	$2,250,452

Ending weighted average interest rate	4.18%	4.18%	4.18%	4.18%

A portion of our Seniors Housing Operating property investments are formed through partnership interests. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The fluctuations in income (loss) from unconsolidated entities during the three and nine months ended September 30, 2026 are primarily related to hypothetical liquidation at book value (“HLBV”) adjustments. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Triple-net
The following is a summary of our results of operations for the Triple-net segment (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	$	%	2026	2025	$	%
Revenues:
Rental income	$451,901	$286,353	$165,548	58%	$1,250,493	$812,435	$438,058	54%
Interest income	—	—	—	n/a	8,077	2,111	5,966	283%
Other income	172	284	(112)	(39)%	456	875	(419)	(48)%
Total revenues	452,073	286,637	165,436	58%	1,259,026	815,421	443,605	54%
Property operating expenses	6,206	8,227	(2,021)	(25)%	21,355	25,697	(4,342)	(17)%
NOI(1)	445,867	278,410	167,457	60%	1,237,671	789,724	447,947	57%
Other expenses:
Depreciation and amortization	107,367	72,614	34,753	48%	303,938	223,473	80,465	36%
Interest expense	4,172	3,977	195	5%	12,276	11,977	299	2%
Impairment of assets	1,646	—	1,646	n/a	4,422	38,437	(34,015)	(88)%
Other expenses	966	3,731	(2,765)	(74)%	1,780	4,741	(2,961)	(62)%
	114,151	80,322	33,829	42%	322,416	278,628	43,788	16%
Income (loss) from continuing operations before income taxes and other items	331,716	198,088	133,628	67%	915,255	511,096	404,159	79%
Income (loss) from unconsolidated entities	2,837	(394)	3,231	820%	12,829	(1,543)	14,372	931%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(321)	5,341	(5,662)	(106)%	(4,346)	(1,703)	(2,643)	(155)%
Income (loss) from continuing operations	334,232	203,035	131,197	65%	923,738	507,850	415,888	82%
Net income (loss)	334,232	203,035	131,197	65%	923,738	507,850	415,888	82%
Less: Net income (loss) attributable to noncontrolling interests	359	1,205	(846)	(70)%	3,335	572	2,763	483%
Net income (loss) attributable to common stockholders	$333,873	$201,830	$132,043	65%	$920,403	$507,278	$413,125	81%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
The increase in rental income for the three and nine months ended September 30, 2026 is primarily attributable to acquisitions completed during 2025 and 2026, including the acquisitions described in Note 3, and annual rent increases. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the applicable period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. During the nine months ended September 30, 2026, our Triple-net portfolio had 39 leases with rental rate increases and a weighted average increase of 5.5%.
Interest income is primarily related to leases that were classified as sales-type leases.
The following is a summary of our SSNOI at Welltower’s share for the Triple-net segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	$	%	2026	2025	$	%
SSNOI(1)	$196,543	$180,461	$16,082	8.9%	$499,494	$462,602	$36,892	8.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 479 and 410 same store properties. Please see “Non-GAAP Financial Measures” below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of the acquisitions and dispositions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the nine months ended September 30, 2026, we recorded impairment charges of $4,422,000 related to two properties. During the nine months ended September 30, 2025, we recorded impairment charges of $38,437,000 related to six properties.

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
Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$324,649	$331,979	$328,345	$335,552
Principal payments	(1,872)	(1,809)	(5,568)	(5,382)
Ending balance	$322,777	$330,170	$322,777	$330,170

Ending weighted average interest rate	3.44%	3.44%	3.44%	3.44%
A portion of our Triple-net property investments were formed through partnerships. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The fluctuation in income (loss) from unconsolidated entities during the three and nine months ended September 30, 2026 is primarily related to HLBV adjustments. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	$	%	2026	2025	$	%
Revenues:
Rental income	$36,740	$213,122	$(176,382)	(83)%	$151,730	$631,647	$(479,917)	(76)%
Other income	811	2,050	(1,239)	(60)%	2,721	6,352	(3,631)	(57)%
Total revenues	37,551	215,172	(177,621)	(83)%	154,451	637,999	(483,548)	(76)%
Property operating expenses	4,947	63,319	(58,372)	(92)%	30,514	190,759	(160,245)	(84)%
NOI(1)	32,604	151,853	(119,249)	(79)%	123,937	447,240	(323,303)	(72)%
Other expenses:
Depreciation and amortization	11,284	68,675	(57,391)	(84)%	33,426	203,584	(170,158)	(84)%
Interest expense	288	771	(483)	(63)%	624	369	255	69%
Impairment of assets	7,249	—	7,249	n/a	7,892	—	7,892	n/a
Other expenses	425	151	274	181%	4,394	208	4,186	n/a
	19,246	69,597	(50,351)	(72)%	46,336	204,161	(157,825)	(77)%
Income (loss) from continuing operations before income taxes and other items	13,358	82,256	(68,898)	(84)%	77,601	243,079	(165,478)	(68)%
Income (loss) from unconsolidated entities	261	622	(361)	(58)%	(2,505)	(1,263)	(1,242)	(98)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	66,314	(3)	66,317	n/a	595,129	21,630	573,499	n/a
Income (loss) from continuing operations	79,933	82,875	(2,942)	(4)%	670,225	263,446	406,779	154%
Net income (loss)	79,933	82,875	(2,942)	(4)%	670,225	263,446	406,779	154%
Less: Net income (loss) attributable to noncontrolling interests	11,945	716	11,229	n/a	32,749	2,266	30,483	n/a
Net income (loss) attributable to common stockholders	$67,988	$82,159	$(14,171)	(17)%	$637,476	$261,180	$376,296	144%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
On August 14, 2025, we entered into a definitive agreement to sell a portfolio of 319 consolidated and unconsolidated Outpatient Medical properties for approximately $7.2 billion. The disposition has and will continue to occur in tranches expected to close through 2026. During the nine months ended September 30, 2026, we disposed of 74 properties related to the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
definitive agreement, with an aggregate gain on real estate dispositions of $591,031,000. Through September 30, 2026, we have disposed of 315 properties related to the definitive agreement.
For the quarter ended September 30, 2026, rental income, property operating expenses and depreciation expenses decreased primarily due to the properties sold during the fourth quarter of 2025 and throughout 2026.
The following is a summary of our SSNOI at Welltower’s share for the Outpatient Medical segment (in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	$	%	2026	2025	$	%
SSNOI (1)	$28,489	$27,844	$645	2.3%	$72,225	$70,718	$1,507	2.1%
(1) For the QTD Pool and YTD Pool, amounts relate to 91 and 86 same store properties. Please see “Non-GAAP Financial Measures” below for additional information and reconciliations.
During the nine months ended September 30, 2026, we recorded impairment charges of $7,892,000 related to six properties.
The following table is a summary of secured debt principal activity for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$—	$49,870	$—	$89,088
Debt extinguished	—	—	—	(38,156)
Principal payments	—	(511)	—	(1,573)
Ending balance	$—	$49,359	$—	$49,359

Ending weighted average interest rate	—%	4.49%	—%	4.49%
Due to the transaction noted above, the Outpatient Medical segment no longer has any outstanding secured debt.
A portion of our Outpatient Medical property investments were formed through partnerships. The increase in net income (loss) from noncontrolling interests is primarily related to our partners’ share of the gains on real property dispositions recognized as part of the sale of Outpatient Medical properties during the nine months ended September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-segment/Corporate
The following is a summary of our results of operations for the Non-segment/Corporate activities for the periods presented (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	$	%	2026	2025	$	%
Revenues:
Interest income	$83,251	$67,216	$16,035	24%	$223,472	$189,652	$33,820	18%
Other income	17,801	53,049	(35,248)	(66)%	78,325	109,847	(31,522)	(29)%
Total revenues	101,052	120,265	(19,213)	(16)%	301,797	299,499	2,298	1%
Property operating expenses	7,514	6,287	1,227	20%	28,871	15,517	13,354	86%
NOI(1)	93,538	113,978	(20,440)	(18)%	272,926	283,982	(11,056)	(4)%
Other expenses:
Interest expense	153,625	134,632	18,993	14%	453,496	377,303	76,193	20%
General and administrative expenses	67,169	63,124	4,045	6%	202,129	191,057	11,072	6%
Loss (gain) on derivatives and financial instruments, net	—	31,682	(31,682)	(100)%	—	28,063	(28,063)	(100)%
Loss (gain) on extinguishment of debt, net	5,047	—	5,047	n/a	7,571	—	7,571	n/a
Provision for loan losses, net	230	1,088	(858)	(79)%	4,045	(2,032)	6,077	299%
Other expenses	6,403	2,144	4,259	199%	16,128	4,611	11,517	250%
	232,474	232,670	(196)	—%	683,369	599,002	84,367	14%
Income (loss) from continuing operations before income taxes and other items	(138,936)	(118,692)	(20,244)	(17)%	(410,443)	(315,020)	(95,423)	(30)%
Income tax (expense) benefit	(7,116)	(2,335)	(4,781)	(205)%	43,230	2,131	41,099	n/a
Income (loss) from unconsolidated entities	5,801	2,647	3,154	119%	19,138	8,337	10,801	130%
Income (loss) from continuing operations	(140,251)	(118,380)	(21,871)	(18)%	(348,075)	(304,552)	(43,523)	(14)%
Net income (loss)	(140,251)	(118,380)	(21,871)	(18)%	(348,075)	(304,552)	(43,523)	(14)%
Less: Net income (loss) attributable to noncontrolling interests	7,417	805	6,612	821%	28,899	2,526	26,373	n/a
Net income (loss) attributable to common stockholders	$(147,668)	$(119,185)	$(28,483)	(24)%	$(376,974)	$(307,078)	$(69,896)	(23)%

(1) See “Non-GAAP Financial Measures” below for additional information and reconciliations.
The increase in interest income for both the three and nine months ended September 30, 2026 is primarily driven by increased advances on loans receivable. The fluctuation in provision for loan losses, net is related to adjustments to reserves for loan losses based upon our current assessment of expected credit losses in the portfolio. Please refer to Note 7 to our unaudited consolidated financial statements for additional information.
Other income is primarily related to bank interest income earned on short-term deposits which will vary depending on the average carrying cash balance during the period, and asset management income related to the Fund and the Seniors Housing Debt Fund. Property operating expenses primarily represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-segment/Corporate interest expense for the periods presented (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	$	%	2026	2025	$	%
Senior unsecured notes	$132,230	$129,056	$3,174	2%	$413,581	$349,694	$63,887	18%
Unsecured credit facility and commercial paper programs	9,139	1,573	7,566	481%	13,333	6,594	6,739	102%
Loan expense	12,256	4,003	8,253	206%	26,582	21,015	5,567	26%
Totals	$153,625	$134,632	$18,993	14%	$453,496	$377,303	$76,193	20%
The change in interest expense on senior unsecured notes is due to the net effect of issuances, exchanges and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 to our unaudited consolidated financial statements for additional information. The change in interest expense on our unsecured

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
revolving credit facility and commercial paper programs is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 to our unaudited consolidated financial statements for additional information regarding our unsecured revolving credit facility and commercial paper programs. Loan expenses represent the amortization of costs incurred in connection with senior unsecured notes issuances.
Loss on extinguishment of debt, net for both the three and nine months ended September 30, 2026 was primarily attributable to charges incurred in connection with exchanges of our 2028 Exchangeable Notes.
General and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2026 and 2025 were 1.90% and 2.50%, respectively.
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the HC-One Group transactions that closed in 2021 and 2023. These warrants were settled in conjunction with the HC-One Group acquisition. Please refer to Notes 3 and 12 for additional information related to the acquisition and related warrants.
Other expenses includes noncapitalizable legal expenses.
Income taxes reflected in the financial statements primarily consist of U.S. federal, state and local income taxes, as well as non-U.S. income-based and withholding taxes on certain investments located in jurisdictions outside the U.S. We determine interim income tax expense (benefit) by applying the applicable annual effective tax rates to the ordinary income (loss) of our TRS entities and recognizing the tax effects of discrete items in the periods in which they occur. The income tax benefit for the nine months ended September 30, 2026 included a $71,304,000 deferred tax benefit recognized by a Canadian subsidiary as a result of a reduction in its valuation allowance. The reduction in the valuation allowance was supported by net deferred tax liabilities acquired during the period.
The increase in income (loss) from unconsolidated entities is primarily due to activity related to the Seniors Housing Debt Fund. The fluctuation for net income (loss) attributable to noncontrolling interests will change based on the activity that occurs at Welltower OP and the current ownership of Welltower Inc. in Welltower OP.
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
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property (“Welltower Share”). To arrive at Welltower Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners’ noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or seven full quarters after acquisition or being placed into service for the QTD Pool and YTD Pool, respectively. Land parcels,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
loans and leased properties, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or seven full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or seven full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God or other extraordinary adverse events are excluded from SSNOI until five full quarters or seven full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our portfolio.
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
Our supplemental reporting measures and similarly titled financial measures are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, the Board of Directors utilizes these measures to evaluate management performance. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts or other companies.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliations:	2026	2026	2026	2025	2025	2025	2025
Net income (loss) attributable to common stockholders	$396,587	$445,002	$728,672	$96,441	$280,559	$301,888	$257,957
Depreciation and amortization	706,786	737,764	622,752	594,151	509,812	495,036	485,869
Impairment of assets	33,452	25,774	4,826	45,924	3,081	19,876	52,402
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(114,678)	(98,537)	(420,400)	(1,378,391)	(4,025)	(14,850)	(51,777)
Noncontrolling interests	9,884	10,639	17,100	11,940	(9,360)	(6,256)	(9,468)
Unconsolidated entities	38,760	33,011	29,598	32,598	44,308	30,023	30,214
FFO	$1,070,791	$1,153,653	$982,548	$(597,337)	$824,375	$825,717	$765,197

Average diluted shares outstanding
For net income attributable to common stockholders	754,903	737,956	726,255	710,167	685,399	668,140	653,795
For FFO	754,903	737,956	726,255	689,582	685,399	668,140	653,795

Per diluted share data:
Net income attributable to common stockholders(1)	$0.54	$0.61	$1.02	$0.14	$0.41	$0.45	$0.40
FFO	$1.42	$1.56	$1.35	$(0.87)	$1.20	$1.24	$1.17

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

	Nine Months Ended
	September 30,
FFO Reconciliations:	2026	2025
Net income (loss) attributable to common stockholders	$1,570,261	$840,404
Depreciation and amortization	2,067,302	1,490,717
Impairment of assets	64,052	75,359
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(633,615)	(70,652)
Noncontrolling interests	37,623	(25,084)
Unconsolidated entities	101,369	104,545
FFO	$3,206,992	$2,415,289

Average diluted common shares outstanding:	739,794	669,218

Per diluted share data:
Net income attributable to common stockholders(1)	$2.16	$1.26
FFO	$4.33	$3.61

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The tables below reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2026	2026	2026	2025	2025	2025	2025
Net income (loss)	$414,823	$462,975	$752,324	$117,767	$282,186	$304,618	$257,266
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(114,678)	(98,537)	(420,400)	(1,378,391)	(4,025)	(14,850)	(51,777)
Loss (income) from unconsolidated entities	30,689	17,969	1,686	(4,442)	12,610	7,392	(1,263)
Income tax expense (benefit)	7,116	(61,979)	11,633	(4,985)	2,335	1,053	(5,519)
Other expenses	124,687	56,930	61,137	125,844	44,699	16,598	14,060
Impairment of assets	33,452	25,774	4,826	45,924	3,081	19,876	52,402
Provision for loan losses, net	230	2,183	1,632	(7,384)	1,088	(1,113)	(2,007)
Loss (gain) on extinguishment of debt, net	6,822	1,984	727	3,089	—	—	6,156
Loss (gain) on derivatives and financial instruments, net	—	—	—	(5,656)	31,682	(409)	(3,210)
General and administrative expenses	67,169	67,486	67,474	1,557,378	63,124	64,175	63,758
Depreciation and amortization	706,786	737,764	622,752	594,151	509,812	495,036	485,869
Interest expense	192,655	181,914	192,715	203,784	162,052	141,157	144,962
Consolidated net operating income (NOI)	$1,469,751	$1,394,463	$1,296,506	$1,247,079	$1,108,644	$1,033,533	$960,697

NOI by segment:
Seniors Housing Operating	$897,742	$860,411	$768,033	$681,423	$564,403	$535,255	$482,270
Triple-net	445,867	407,498	384,306	374,089	278,410	265,102	246,212
Outpatient Medical	32,604	38,034	53,299	101,459	151,853	148,977	146,410
Non-segment/Corporate	93,538	88,520	90,868	90,108	113,978	84,199	85,805
Total NOI	$1,469,751	$1,394,463	$1,296,506	$1,247,079	$1,108,644	$1,033,533	$960,697

	Nine Months Ended
	September 30,
NOI Reconciliations:	2026	2025
Net income (loss)	$1,630,122	$844,070
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(633,615)	(70,652)
Loss (income) from unconsolidated entities	50,344	18,739
Income tax expense (benefit)	(43,230)	(2,131)
Other expenses	242,754	75,357
Impairment of assets	64,052	75,359
Provision for loan losses, net	4,045	(2,032)
Loss (gain) on extinguishment of debt, net	9,533	6,156
Loss (gain) on derivatives and financial instruments, net	—	28,063
General and administrative expenses	202,129	191,057
Depreciation and amortization	2,067,302	1,490,717
Interest expense	567,284	448,171
Consolidated net operating income (NOI)	$4,160,720	$3,102,874

NOI by segment:
Seniors Housing Operating	$2,526,186	$1,581,928
Triple-net	1,237,671	789,724
Outpatient Medical	123,937	447,240
Non-segment/Corporate	272,926	283,982
Total NOI	$4,160,720	$3,102,874

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,902	865	51	2,818	1,902	865	51	2,818
Unconsolidated properties	133	—	51	184	133	—	51	184
Total properties	2,035	865	102	3,002	2,035	865	102	3,002
Recent acquisitions/development conversions(1)	(528)	(347)	(2)	(877)	(696)	(416)	(7)	(1,119)
Under development	(46)	—	—	(46)	(46)	—	—	(46)
Under redevelopment(2)	(2)	—	—	(2)	(2)	—	—	(2)
Current held for sale	(22)	(32)	(4)	(58)	(22)	(32)	(4)	(58)
Land parcels, loans and leased properties	(168)	(4)	(5)	(177)	(168)	(4)	(5)	(177)
Transitions(3)	(210)	(2)	—	(212)	(210)	(2)	—	(212)
Other(4)	(7)	(1)	—	(8)	(7)	(1)	—	(8)
Same store properties	1,052	479	91	1,622	884	410	86	1,380

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

	QTD Pool		YTD Pool
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SSNOI Reconciliations:	2026	2025	2026	2025

Seniors Housing Operating:
Consolidated NOI	$897,742	$564,403	$2,526,186	$1,581,928
NOI attributable to unconsolidated investments	22,579	21,553	63,702	60,480
NOI attributable to noncontrolling interests	(16,064)	(12,894)	(45,618)	(38,705)
NOI on non-properties	4,550	(638)	8,389	1,232
NOI attributable to non-same store properties	(308,284)	(70,343)	(961,637)	(283,773)
Non-cash NOI attributable to same store properties	(862)	(2,132)	(3,506)	(8,011)
Currency and ownership adjustments(1)	(322)	(2,737)	(2,635)	6,827
SSNOI at Welltower Share	599,339	497,212	1,584,881	1,319,978

Triple-net:
Consolidated NOI	445,867	278,410	1,237,671	789,724
NOI attributable to noncontrolling interests	(1,009)	(2,546)	(3,076)	(9,953)
NOI attributable to non-same store properties	(205,784)	(60,027)	(649,776)	(243,457)
Non-cash NOI attributable to same store properties	(42,215)	(35,793)	(84,495)	(79,537)
Currency and ownership adjustments(1)	(316)	417	(830)	5,825
SSNOI at Welltower Share	196,543	180,461	499,494	462,602

Outpatient Medical:
Consolidated NOI	32,604	151,853	123,937	447,240
NOI attributable to unconsolidated investments	4,217	4,228	12,924	12,432
NOI attributable to noncontrolling interests	(799)	(2,694)	(2,984)	(7,875)
NOI attributable to non-same store properties	(4,373)	(121,722)	(54,780)	(372,847)
Non-cash NOI attributable to same store properties	(3,160)	(3,821)	(6,872)	(8,232)
SSNOI at Welltower Share	28,489	27,844	72,225	70,718

SSNOI at Welltower Share:
Seniors Housing Operating	599,339	497,212	1,584,881	1,319,978
Triple-net	196,543	180,461	499,494	462,602
Outpatient Medical	28,489	27,844	72,225	70,718
Total	$824,371	$705,517	$2,156,600	$1,853,298

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

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2026		2026		2026		2025		2025		2025		2025
Net income (loss)	$414,823		$462,975		$752,324		$117,767		$282,186		$304,618		$257,266
Interest expense	192,655		181,914		192,715		203,784		162,052		141,157		144,962
Income tax expense (benefit)	7,116		(61,979)		11,633		(4,985)		2,335		1,053		(5,519)
Depreciation and amortization	706,786		737,764		622,752		594,151		509,812		495,036		485,869
EBITDA	$1,321,380		$1,320,674		$1,579,424		$910,717		$956,385		$941,864		$882,578

Interest Coverage Ratio:
Interest expense	$192,655		$181,914		$192,715		$203,784		$162,052		$141,157		$144,962
Capitalized interest	12,706		8,851		8,449		7,476		6,150		8,653		11,520
Non-cash interest expense	(18,528)		(15,122)		(10,162)		(14,546)		(14,227)		(10,231)		(12,625)
Total interest	186,833		175,643		191,002		196,714		153,975		139,579		143,857
EBITDA	$1,321,380		$1,320,674		$1,579,424		$910,717		$956,385		$941,864		$882,578
Interest coverage ratio	7.07	x	7.52	x	8.27	x	4.63	x	6.21	x	6.75	x	6.14	x

Fixed Charge Coverage Ratio:
Total interest	$186,833		$175,643		$191,002		$196,714		$153,975		$139,579		$143,857
Secured debt principal payments	19,778		19,798		17,056		16,698		16,707		16,558		14,444
Total fixed charges	206,611		195,441		208,058		213,412		170,682		156,137		158,301
EBITDA	$1,321,380		$1,320,674		$1,579,424		$910,717		$956,385		$941,864		$882,578
Fixed charge coverage ratio	6.40	x	6.76	x	7.59	x	4.27	x	5.60	x	6.03	x	5.58	x

	Nine Months Ended
	September 30,
EBITDA Reconciliations:	2026		2025
Net income (loss)	$1,630,122		$844,070
Interest expense	567,284		448,171
Income tax expense (benefit)	(43,230)		(2,131)
Depreciation and amortization	2,067,302		1,490,717
EBITDA	$4,221,478		$2,780,827

Interest Coverage Ratio:
Interest expense	$567,284		$448,171
Non-cash interest expense	(43,812)		(37,083)
Capitalized interest	30,006		26,323
Total interest	553,478		437,411
EBITDA	$4,221,478		$2,780,827
Interest coverage ratio	7.63	x	6.36	x

Fixed Charge Coverage Ratio:
Total interest	$553,478		$437,411
Secured debt principal payments	56,632		47,709
Total fixed charges	610,110		485,120
EBITDA	$4,221,478		$2,780,827
Fixed charge coverage ratio	6.92	x	5.73	x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2026		2026		2026		2025		2025		2025		2025
Net income (loss)	$1,747,889		$1,615,252		$1,456,895		$961,837		$967,823		$1,142,437		$1,098,489
Interest expense	771,068		740,465		699,708		651,955		602,640		579,638		571,905
Income tax expense (benefit)	(48,215)		(52,996)		10,036		(7,116)		(2,017)		(9,058)		(9,010)
Depreciation and amortization	2,661,453		2,464,479		2,221,751		2,084,868		1,971,123		1,865,090		1,752,099
EBITDA	5,132,195		4,767,200		4,388,390		3,691,544		3,539,569		3,578,107		3,413,483
Loss (income) from unconsolidated entities	45,902		27,823		17,246		14,297		12,310		3,738		(8,550)
Stock-based compensation expense	1,556,569		1,556,076		1,555,786		1,555,858		61,467		85,827		80,645
Loss (gain) on extinguishment of debt, net	12,622		5,800		3,816		9,245		6,156		6,575		8,280
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(2,012,006)		(1,901,353)		(1,817,666)		(1,449,043)		(78,847)		(347,088)		(498,681)
Impairment of assets	109,976		79,605		73,707		121,283		99,006		119,346		101,864
Provision for loan losses, net	(3,339)		(2,481)		(5,777)		(9,416)		(2,277)		828		7,104
Loss (gain) on derivatives and financial instruments, net	(5,656)		26,026		25,617		22,407		18,961		(22,627)		(28,043)
Other expenses	368,598		288,610		248,278		201,201		109,762		85,302		117,388
Casualty losses, net of recoveries	20,986		13,107		10,565		11,367		13,178		14,488		13,945
Other impairment (1)	2,463		—		604		604		42,582		42,582		130,296
Adjusted EBITDA	$5,228,310		$4,860,413		$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731

Adjusted Interest Coverage Ratio:
Interest expense	$771,068		$740,465		$699,708		$651,955		$602,640		$579,638		$571,905
Capitalized interest	37,482		30,926		30,728		33,799		40,483		50,001		55,826
Non-cash interest expense	(58,358)		(54,057)		(49,166)		(51,629)		(52,226)		(47,007)		(45,729)
Total interest	750,192		717,334		681,270		634,125		590,897		582,632		582,002
Adjusted EBITDA	$5,228,310		$4,860,413		$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731
Adjusted interest coverage ratio	6.97	x	6.78	x	6.61	x	6.57	x	6.47	x	6.12	x	5.73	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$750,192		$717,334		$681,270		$634,125		$590,897		$582,632		$582,002
Secured debt principal payments	73,330		70,259		67,019		64,408		62,627		56,337		49,886
Total fixed charges	823,522		787,593		748,289		698,533		653,524		638,969		631,888
Adjusted EBITDA	$5,228,310		$4,860,413		$4,500,566		$4,169,347		$3,821,867		$3,567,078		$3,337,731
Adjusted fixed charge coverage ratio	6.35	x	6.17	x	6.01	x	5.97	x	5.85	x	5.58	x	5.28	x

(1) Represents the write-off of straight-line rent receivable and unamortized lease incentive balances relating to leases for which collection of substantially all contractual lease payments was no longer probable due primarily to agreements reached to convert Triple-net leased properties to Seniors Housing Operating RIDEA structures.

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

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2026	2026	2025	2025	2025	2025
Book capitalization:
Unsecured credit facility and commercial paper	$1,041,054	$—	$—	$—	$—	$—	$—
Long-term debt obligations(1)	18,631,032	18,218,544	18,455,978	19,737,446	16,960,008	16,079,566	15,831,799
Cash and cash equivalents and restricted cash	(2,416,007)	(2,097,164)	(4,819,293)	(5,209,539)	(6,940,573)	(4,523,511)	(3,610,285)
Total net debt	17,256,079	16,121,380	13,636,685	14,527,907	10,019,435	11,556,055	12,221,514
Total equity and noncontrolling interests(2)	49,864,014	47,663,572	44,929,270	43,202,939	39,312,382	36,546,301	34,581,977
Book capitalization	$67,120,093	$63,784,952	$58,565,955	$57,730,846	$49,331,817	$48,102,356	$46,803,491
Net debt to book capitalization ratio	26%	25%	23%	25%	20%	24%	26%

Undepreciated book capitalization:
Total net debt	$17,256,079	$16,121,380	$13,636,685	$14,527,907	$10,019,435	$11,556,055	$12,221,514
Accumulated depreciation and amortization	12,125,154	11,533,470	10,822,151	10,350,621	10,107,309	11,673,306	11,092,885
Total equity and noncontrolling interests(2)	49,864,014	47,663,572	44,929,270	43,202,939	39,312,382	36,546,301	34,581,977
Undepreciated book capitalization	$79,245,247	$75,318,422	$69,388,106	$68,081,467	$59,439,126	$59,775,662	$57,896,376
Net debt to undepreciated book capitalization ratio	22%	21%	20%	21%	17%	19%	21%

Enterprise value:
Common shares outstanding	731,995	718,902	704,687	696,507	684,108	665,120	651,889
Period end share price	$230.24	$226.97	$197.71	$185.61	$178.14	$153.73	$153.21
Common equity market capitalization	$168,534,529	$163,169,187	$139,323,667	$129,278,664	$121,866,999	$102,248,898	$99,875,914
Total net debt	17,256,079	16,121,380	13,636,685	14,527,907	10,019,435	11,556,055	12,221,514
Noncontrolling interests(2)	1,282,021	1,249,224	1,135,595	1,073,441	555,564	645,775	625,218
Consolidated enterprise value	$187,072,629	$180,539,791	$154,095,947	$144,880,012	$132,441,998	$114,450,728	$112,722,646
Net debt to consolidated enterprise value ratio	9%	9%	9%	10%	8%	10%	11%

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
Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information on significant accounting policies that impact us. There have been no material changes to the Company’s Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
We historically borrow on our unsecured revolving credit facility and commercial paper programs to acquire, construct or make loans relating to healthcare and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under our unsecured revolving credit facility and commercial paper programs. We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed under indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.
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

	September 30, 2026		December 31, 2025
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$12,168,546	$(493,167)	$12,700,485	$(575,958)
Secured debt	2,935,547	(114,900)	2,334,830	(98,414)
Totals	$15,104,093	$(608,067)	$15,035,315	$(674,372)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper programs, is reflected at fair value. At September 30, 2026, we had $3,993,389,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $39,934,000. At December 31, 2025, we had $4,064,010,000 of outstanding variable-rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $40,640,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the U.K. Based solely on our results for the three months ended September 30, 2026, a hypothetical 10% increase or decrease in the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar would result in a corresponding increase or decrease in our annualized net income from these investments of less than $67,000,000. We mitigate a portion of our foreign currency exposure through non-U.S. denominated borrowings and derivative instruments. Accordingly, the impact of changes in foreign currency exchange rates on our consolidated financial statements may differ from the sensitivity presented above. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and healthcare properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling.
We have entered into various foreign currency debt obligations. As of September 30, 2026, the total principal amount of foreign currency debt obligations was $6,094,298,000, including $1,392,930,000 denominated in Pounds Sterling and $4,701,368,000 denominated in Canadian Dollars. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 1% in comparison to these foreign currencies as of September 30, 2026, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $60,943,000. Our Pounds Sterling-denominated debt is hedged through cross currency swaps designated as fair value hedges, which are intended to substantially offset the impact of changes in foreign exchange rates on that exposure.
We are also party to foreign currency forward and cross currency swap contracts used to manage foreign currency exposures, including net investment hedging activities. As of September 30, 2026, the total notional amount of cross currency swap contracts, other than those designated as fair value hedges, was $19,155,944,000, including $11,741,349,000 denominated in Pounds Sterling and $7,414,595,000 denominated in Canadian Dollars. If the U.S. Dollar weakened or strengthened by 1% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $191,559,000.
For additional information regarding fair values of financial instruments, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Notes 12 and 17 to our unaudited consolidated financial statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended September 30, 2026 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2026 through July 31, 2026	107	$233.29	—	$3,000,000,000
August 1, 2026 through August 31, 2026	2,069	234.52	—	3,000,000,000
September 1, 2026 through September 30, 2026	363	239.61	—	3,000,000,000
Totals	2,539	$235.20	—	$3,000,000,000
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended September 30, 2026.
Item 5. Other Information
(c) Trading Plans
During the three months ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Equity Distribution Agreement, dated as of July 28, 2026, among Welltower Inc., Welltower OP LLC, the sales agents named therein and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed July 28, 2026, and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-President and Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Co-President and Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	October 27, 2026	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2026	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Co-President and Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2026	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)